Form 10-Q
period 1996-06-30
DIANON SYSTEMS INC
filed 1996-08-14
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from        to

                         Commission file number 33-41226


                              DIANON SYSTEMS, INC.
             (exact name of registrant as specified in its charter)


                 Delaware                                 06-1128081
         (State of incorporation)             (IRS Employer Identification No.)
      200 Watson Blvd, Stratford, CT                         06497
 (Address of principal executive offices)                 (zip code)


       Registrant's telephone number, including area code: (203) 381-4000


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ) and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes X  No

The number of shares of registrant's Common Stock, $.01 par value, outstanding on August 1, 1996 was 5,943,338 shares.

                              DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX



Part I   FINANCIAL INFORMATION                                         PAGE NO.
- - ------   ---------------------                                         --------
Item 1.  FINANCIAL STATEMENTS

         Consolidated  Balance  Sheets as of June 30,  1996 and           3
         December 31, 1995.

         Consolidated  Income  Statements  for the three  month           4
         and six month periods ended June 30, 1996 and 1995.

         Consolidated  Statements of  Stockholders'  Equity for           5
         the twelve month  period  ended  December 31, 1995 and
         the six month period ended June 30, 1996.

         Consolidated  Statements  of  Cash  Flows  for the six           6
         month periods ended June 30, 1996 and 1995.

         Notes to Consolidated Financial Statements                       7

Item 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL           8
         CONDITION AND RESULTS OF OPERATIONS.


Part II  OTHER INFORMATION
- - -------  -----------------

Item 5.  OTHER INFORMATION                                                13

Item 6.  EXHIBITS AND REPORTS ON  FORM 8-K                                13

Signatures                                                                14

Exhibit Index                                                             15


                              DIANON SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


     ASSETS                                                       JUNE 30,      DECEMBER 31,
                                                                    1996            1995
                                                               -------------    ------------
CURRENT ASSETS:                                                  (UNAUDITED)
     Cash and cash equivalents                                 $  7,051,335     $ 10,990,231
     Accounts receivable, net of allowances of $786,920
           for each of the periods                               11,531,911        9,653,971
     Prepaid expenses and employee advances                         642,207        1,071,963
     Prepaid and refundable income taxes                            474,395          168,420
     Inventory                                                      568,534          554,398
     Deferred income tax asset                                      652,328          652,328
     Investment in common stock                                      50,483          135,508
                                                               ------------     ------------
           Total current assets                                  20,971,193       23,226,819
                                                               ------------     ------------
PROPERTY AND EQUIPMENT, at cost
     Leasehold improvements                                       2,920,906        1,717,606
     Laboratory and office equipment`                            11,597,991       11,068,949
     Construction in progress                                       300,699               --
           Less - accumulated depreciation                       (7,475,684)      (6,879,799)
                                                               ------------     ------------
                                                                  7,343,912        5,906,756
                                                               ------------     ------------
INTANGIBLE ASSET - CUSTOMER LISTS, net of
     accumulated amortization of $2,689,433 and                     656,166          739,308
     $2,606,291, respectively
INTANGIBLE ASSET - NON COMPETE AGREEMENT, net of accumulated        100,000          125,000
     amortization of $150,000 and $125,000, respectively
DEFERRED INCOME TAX ASSET                                           178,575          178,575
OTHER ASSETS                                                        254,163          278,948
                                                               ------------     ------------
         TOTAL ASSETS                                          $ 29,504,009     $ 30,455,406
                                                               ============     ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                  $  4,814,588     $  4,922,514
     Current portion of capitalized lease obligations                24,982           38,466
     Current portion of note payable                                944,534          916,150
     Severance costs                                                     --          209,121
     Restructuring reserves                                         160,160          166,598
                                                               ------------     ------------
     Total current liabilities                                    5,944,264        6,252,849
                                                               ------------     ------------
LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS                   27,247           34,413
LONG-TERM NOTE PAYABLE                                              170,663          650,154
DEFERRED INCOME TAX LIABILITY                                        65,651           65,651
                                                               ------------     ------------
         Total Liabilities                                        6,207,825        7,003,067
                                                               ------------     ------------
STOCKHOLDERS' EQUITY:
     Common  stock,  par value $.01 per  share, 20,000,000
          shares authorized, 6,317,082 and 6,311,451 shares
          issued and outstanding  at June 30, 1996 and at
          December 31, 1995, respectively                            63,171           63,115
     Additional paid-in capital                                  26,635,279       26,609,657
     Accumulated deficit                                         (1,922,188)      (2,724,433)
     Common stock held in treasury, at cost - 221,000 shares     (1,184,078)        (200,000)
     at June 30, 1996 and 50,000 shares at December 31, 1995
Shareholder note receivable                                        (296,000)        (296,000)
                                                               ------------     ------------
     Total stockholders' equity                                  23,296,184       23,452,339
                                                               ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 29,504,009     $ 30,455,406
                                                               ============     ============

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                          THREE MONTHS                   SIX MONTHS
                                                         ENDED JUNE 30,                ENDED JUNE 30,
                                                       1996          1995            1996           1995
                                                  ------------   ------------    ------------   ------------
NET REVENUES                                      $ 13,674,329   $ 11,384,013    $ 26,093,148   $ 21,866,401
COST OF SALES                                        6,480,922      4,943,987      12,619,810      9,637,624
                                                  ------------   ------------    ------------   ------------
   Gross Profit                                      7,193,407      6,440,026      13,473,338     12,228,777
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         5,601,680      5,886,656      10,668,861     10,415,431
RESEARCH AND DEVELOPMENT EXPENSES                      775,180      1,196,195       1,582,081      2,186,060
                                                  ------------   ------------    ------------   ------------
   Income/(Loss) from Operations                       816,547       (642,825)      1,222,396       (372,714)
INTEREST INCOME                                        105,247         55,389         229,792         99,340
INTEREST EXPENSE                                        20,539         35,447          44,740         74,646
                                                  ------------   ------------    ------------   ------------
Income/(Loss) Before Provision for Income Taxes        901,255       (622,883)      1,407,448       (348,020)
PROVISION/(BENEFIT) FOR INCOME TAXES                   387,540       (269,708)        605,203       (150,693)
                                                  ------------   ------------    ------------   ------------
   Net Income/(Loss)                              $    513,715   $   (353,175)   $    802,245   $   (197,327)
                                                  ============   ============    ============   ============
Weighted Average Shares Outstanding                  6,142,743      5,299,634       6,195,835      5,301,358
Primary and Fully Diluted Earnings/(Loss)
   Per Share                                      $        .08   $       (.07)   $        .13   $       (.04)
                                                  ============   ============    ============   ============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995
                       AND SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

                                                                                    Foreign
                                                                        Unrealized  Currency     Common
                               Common Stock    Additional                Holdings   Trans-     Stock Held   Shareholder
                             ----------------   Paid-in    Accumulated    Gains/    lation    in Treasury,     Note
                             Shares    Amount   Capital      Deficit     (Losses)  Adjustment   at Cost     Receivable     Total
                             ------    ------  ----------  -----------  ---------- ---------- ------------  ---------- -----------
BALANCE, December 31, 1994  5,296,879  $52,969 $21,591,942 $(2,831,529) $(90,383)  $(58,938)  $        --  $      --   $18,664,061
 Stock options exercised       14,572      146      59,286          --        --         --            --         --        59,432
 Issuance of common stock
  and  warrants net of
  issuance costs            1,000,000   10,000   4,976,443          --        --         --            --         --     4,986,443
 Common stock held in
   treasury                        --       --          --          --        --         --      (200,000)        --      (200,000)
 Shareholder note
  receivable                       --       --          --          --        --        --            --    (296,000)     (296,000)
 Stock compensation
   expense - stock
   options                         --       --     (18,014)         --        --         --           --          --       (18,014)
 Write-off of unrealized           --       --          --          --    90,383         --           --          --        90,383
   holding losses
 Write-off of foreign
  currency translation
  adjustment                       --       --          --          --        --     58,938           --          --        58,938
 Net Income                        --       --          --          --   107,096         --           --          --       107,096
                            ---------  ------- ----------- -----------  --------  ---------  -----------   ---------   -----------
BALANCE, December 31, 1995  6,311,451   63,115  26,609,657  (2,724,433)       --         --     (200,000)   (296,000)   23,452,339
 Stock options exercised        5,631       56      25,622          --        --         --           --          --        25,678
 Common stock held in
   treasury                        --       --          --          --        --         --     (984,078)         --      (984,078)
 Net Income                        --       --          --     802,245        --         --           --          --       802,245
                            ---------  ------- ----------- -----------  --------  ---------  -----------   ---------   -----------
BALANCE, June 30, 1996      6,317,082  $63,171 $26,635,279 $(1,922,188) $     --  $      --  $(1,184,078)  $(296,000)  $23,296,184
                            =========  ======= =========== ===========  ========  =========  ===========   =========   ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                         JUNE 30,         JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                      1996             1995
                                                                       ------------    -------------
     Net income/(loss)                                                 $    802,245    $   (197,327)
Adjustments to reconcile net income/(loss) to net cash
     provided by (used in) operations -
     Non-cash charges
         Depreciation and amortization                                    1,070,429       1,743,861
         Stock compensation expense                                            --             2,364
         Loss on the sale of fixed assets                                    20,322           2,455
         Investment write-down                                               11,364         228,040
Changes in other current assets
     and liabilities
     (Increase) decrease in accounts receivable                          (1,877,940)      1,327,440
     Decrease (increase) in prepaid expenses
         and employee advances                                              123,781        (541,021)
     (Increase) decrease in inventory                                       (14,136)         15,132
     (Increase) in other assets                                              (4,092)        (35,110)
     (Decrease) increase in accounts payable and accrued liabilities       (317,047)        153,514
     (Decrease) increase in restructuring reserves                           (6,438)         90,968
                                                                       ------------    ------------
              Net cash (used in) provided by operating activities          (191,512)      2,790,316
                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                (2,097,689)       (664,898)
     Construction in progress                                              (300,699)             --
     Proceeds from the sale of stock held for investment                     73,661              --
     Proceeds from the sale of fixed assets                                   7,500           1,500
                                                                       ------------    ------------
     Net cash (used in) investing activities                             (2,317,227)       (663,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of note payable                                            (451,107)       (424,855)
     Repayments of capitalized lease obligations                            (20,650)        (36,458)
     Purchase of common stock held in treasury                             (984,078)             --
     Exercise of stock options                                               25,678          10,754
                                                                       ------------    ------------
         Net cash (used in) financing activities                         (1,430,157)       (450,559)
                                                                       ------------    ------------
         Net (decrease) increase in cash and cash equivalents            (3,938,896)      1,676,359
CASH AND CASH EQUIVALENTS,
     beginning of year                                                   10,990,231       3,534,093
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                               $  7,051,335    $  5,210,452
                                                                       ============    ============
Supplemental cash flow disclosures:
     Cash paid during the period:
         Interest                                                      $     45,075    $     74,957
         Income Taxes                                                       846,219         542,972


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company - The consolidated balance sheet as of June 30, 1996, the related consolidated income statements and consolidated statements of stockholders' equity and cash flows for the three month and six month periods ended June 30, 1996 and 1995, have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and 1995 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 29, 1996 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report for the year ended December 31, 1995. The results of operations for the three month and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

2. Definitions - The descriptive analysis contained herein compares the financial results of the first six months ended June 30 and the current three months ended June 30 for the years 1996 and 1995. To accommodate the comparison of pertinent financial information the following terms will be used to describe certain aspects of the Company's business:

     "First Half of 1996" - six months ended June 30, 1996
     "First Half of 1995" - six months ended June 30, 1995

     "Second Quarter of 1996" - three months ended June 30, 1996
     "Second Quarter of 1995" - three months ended June 30, 1995

     "Clinical chemistry" or "clinical laboratory services" - the Oncosite cancer-related blood test service and the Neocyte birth-risk-related blood test service. In general, these test services are performed by DIANON, and the test result is interpreted by the physician who ordered the test.

     "Anatomic pathology" or "pathology" services - all other testing services performed by the Company including, but not limited to genetic, molecular and immunohistochemistry testing services as well as traditional histology and morphology evaluations. In general, these tests are performed by DIANON and are interpreted by a physician or other licensed laboratory professional employed by DIANON. Some clinical chemistry services associated with certain anatomic pathology services are classified by the Company as pathology services although they may be regulated and reimbursed as clinical chemistry services.

3. Reclassifications - Certain reclassifications have been made to the 1995 amounts to conform to the classifications used in 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

Results of Operations
- - ---------------------

     o   Net Revenues

Net revenues were $26.1 million during the First Half of 1996, an increase of $4.2 million or 19% from the First Half of 1995. Increased revenues in the First Half of 1996 over the comparable period of 1995 were attributable to increased market penetration by the Company's anatomic pathology testing services and were offset to some extent by a decrease in clinical chemistry and hospital-originated pathology services.

Net revenues were $13.7 million during the Second Quarter of 1996, an increase of $2.3 million or 20% from the Second Quarter of 1995. Increased revenues were attributable to increased market penetration by the Company's anatomic pathology testing services.

     o   Cost of Sales

Cost of sales, which consists primarily of salaries and wages, laboratory supplies, outside services, logistics (primarily shipping and handling), and depreciation expense, was $12.6 million during the First Half of 1996, an increase of $3 million or 31% from the First Half of 1995. Salaries and wages were approximately $3.9 million in the First Half of 1996, an increase of $1.4 million or 52% from the First Half of 1995. This increase was principally due to increased laboratory and physician employment incurred to support new anatomic pathology testing services. Laboratory supplies were approximately $2.7 million in the First Half of 1996, an increase of $371,000 or 16% from the First Half of 1995. This increase was the result of increased sales volume and increased costs for reagents used for some of the Company's testing services. Logistics were $1.9 million in the First Half of 1996, an increase of $55,000 or 3% from the First Half of 1995. As a percentage of net revenues, cost of sales increased to 48% during the First Half of 1996 from 44% during the First Half of 1995.

Cost of sales was $6.5 million during the Second Quarter of 1996, an increase of $1.5 million or 31% from the Second Quarter of 1995. As a percentage of net revenues, cost of sales increased to 47% during the Second Quarter of 1996 from 43% during the Second Quarter of 1995.

     o   Gross Profit

Gross profits were $13.5 million during the First Half of 1996, an increase of $1.2 million or 10% from the First Half of 1995. The Company's gross profit margin decreased to 52% in the First Half of 1996 from 56% in the First Half of 1995. The decrease in gross profit margin was due to the continued reduction of the average unit price reimbursed for certain clinical chemistry services and the increased costs necessary to provide anatomic pathology testing services.

Gross profits were $7.2 million during the Second Quarter of 1996, an increase of $753,000 or 12% from the Second Quarter of 1995. The Company's gross profit margin decreased to 53% in the Second Quarter of 1996 from 57% in the Second Quarter of 1995.

The clinical laboratory industry has seen steady downward pressure on prices exerted by both government and private third-party payers. Also, payment for services such as those provided by the Company is and likely will continue to be affected by periodic reevaluations made by payers concerning which services to reimburse and which to cease reimbursing. The reduction in reimbursement rates, particularly by Medicare, has generally decreased the average unit price, and thus the average gross profit, for many of the Company's clinical laboratory services each year. In keeping with this trend, as part of the Omnibus Budget Reconciliation Act of 1993 ("OBRA `93"), Congress reduced over time the national cap on Medicare clinical laboratory fee schedules. OBRA `93 was fully implemented this year and has reduced the cap on Medicare clinical laboratory fee schedules to 76% of the national median. It also eliminated the annual updates of such fee schedules for the years 1994 and 1995.

With respect to the Company's tissue testing services, which are not reimbursed under the Medicare clinical laboratory fee schedules, the Medicare fees for these services also generally declined with the implementation of the resource based relative value scale ("RBRVS") system which went into effect on January 1, 1992. This program was also fully implemented this year and has had the effect of reducing reimbursement for pathology testing services although not to the same extent as the Medicare reimbursement reduction for clinical chemistry services.

Any future changes in government and other third-party payer reimbursement which may come about as a consequence of an enactment of health care reform or deficit reduction legislation will also be likely to continue the downward pressure on prices and make the markets for all of the Company's services more competitive. H.R. 2491, the Balanced Budget Act of 1995, would have made substantial changes to the Medicare program; however, it was vetoed by President Clinton in December, 1995. Nevertheless, this bill as well as President Clinton's Medicare counterproposal contained in his fiscal year 1997 budget offer some insight into future Medicare reform legislation. H.R. 2491 would have further reduced the national cap on Medicare clinical laboratory fee schedules to 65% of the national median in 1997. It also would have eliminated annual updates in the Medicare clinical laboratory fee schedules until fiscal year 2002. However, H.R. 2491 would have implemented a new "conversion factor" that may have favorably affected the Company's physician pathology service reimbursements by less than five percent.

Both H.R. 2491 and the President's Medicare proposal would have revised the Medicare program substantially to permit beneficiaries to choose between traditional fee-for-service Medicare and several non-traditional Medicare options, including managed care plans and provider-sponsored organization plans. These non-traditional Medicare plans would have considerable discretion in determining whether and how to cover and reimburse all of the Company's services and to limit the number of laboratories with which they deal. Although neither proposal would have required Medicare beneficiaries to pay 20% of the fee for each clinical laboratory service, nothing in the proposals would have prohibited non-traditional Medicare plans from implementing such a requirement.

In addition, H.R. 2491 proposed that a failsafe budget mechanism be used if projected savings were not realized in Medicare laboratory service expenditures. This failsafe mechanism might have further reduced reimbursement for Medicare clinical laboratory services and physician services (including the Company's pathology services). The President's original Medicare counterproposal would have established competitive bidding for clinical laboratory services instead. These competitive bidding provisions have not been included in the Medicare section of President Clinton's fiscal year 1997 budget proposal. Because the budget provisions are merely in an unfinalized, outline format, however, the competitive bidding provisions may be added again when the proposal is converted to legislative language or if there is a need to generate more savings from the Medicare program. Furthermore, the President's support for competitive bidding has rekindled efforts within the Health Care Financing Administration ("HCFA") to initiate a Medicare demonstration project to test the savings potential of competitive bidding for Part B clinical laboratory services. If ultimately adopted, either through federal legislation or through HCFA policy, these changes would have an adverse impact on the Company's revenues.

Medicare reform is a major unpredictable factor for the Company's business. During any budget reconciliation process and if and when Medicare reform legislation is considered by Congress, the reforms mentioned above or others are likely to be considered again. Because of the uncertainties about the nature, content and timing of legislative initiatives and the market's response to them, the Company currently is unable to predict their ultimate impact on the clinical laboratory or anatomic pathology markets generally or on the Company in particular. Even without definitive federal legislative action, however, reforms are likely to occur at the state level and/or in response to market pressures. In the past the Company has offset a substantial portion of the impact of price decreases and coverage changes through the achievement of economies of scale and other strategies such as more favorable purchase contracts and the introduction of alternative technologies. However, depending upon whether and how the price decreases and other changes which could occur as a result of federal or state legislation are implemented, they could have an adverse impact on gross profits from the Company's testing services until management is able to mitigate such impact; provided, however, that there can be no assurance that management would be able to mitigate such impact. Furthermore, as a general trend, it should be expected that gross profit margins will continue to decline over the long term.

     o   Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.7 million during the First Half of 1996, an increase of $253,000 or 2.4% from the First Half of 1995. As a percentage of net revenues, selling, general and administrative expenses decreased to 41% in the First Half of 1996 from 48% in the First Half of 1995. Levels of these expenditures in 1995 were abnormally elevated as a result of one-time charges for amortization, severance costs and investment write-downs such as those incurred in 1995.

Selling, general and administrative expenses were $5.6 million during the Second Quarter of 1996, a decrease of $285,000 or 4.8% from the Second Quarter of 1995. As a percentage of net revenues, selling, general and administrative expenses decreased to 41% in the Second Quarter of 1996 from 52% in the Second Quarter of 1995. Levels of these expenditures in 1995 were abnormally elevated as a result of one-time charges for amortization and investment write-downs such as those incurred in 1995.

Amortization expense, severance costs, international restructuring costs and investment write-downs of approximately $l.8 million previously reported separately in 1995 were combined with the appropriate selling, general and administrative and research and development expenses beginning in 1996.

Amortization expense was $137,000 in the First Half of 1996, a decrease of $916,000 or 87% from the First Half of 1995. This decrease is primarily a result of the Company recording a one-time accelerated amortization charge of approximately $765,000 during the Second Quarter of 1995 based on management's revised estimate of future benefits anticipated from a customer list. Amortization expense was $69,000 during the Second Quarter of 1996, a decrease of $842,000 or 92% from the Second Quarter of 1995.

Severance costs were $46,000 in the First Half of 1996, a decrease of $361,000 or 89% from the First Half of 1995. The severance costs were due primarily to the resignation of an officer in 1995. All of these severance costs were paid by the end of the First Half of 1996. Severance costs were $46,000 during the Second Quarter of 1996, a decrease of $46,000 or 50% from the Second Quarter of 1995.

Investment write-downs were $11,000 in the First Half of 1996, a decrease of $217,000 or 95% from the First Half of 1995. This decrease is a result of the Company recording a write-down to market value of the investment in common stock of a publicly traded company as the loss in value was deemed other than temporary in accordance with the Statement of Financial Accounting Standard 115, "Accounting for Certain Investments on Debt and Equity Securities". Investment write-downs were $7,000 in the Second Quarter of 1996, a decrease of $221,000 or 97% from the Second Quarter of 1995. The Company sold 44,063 shares of this stock in the First Half of 1996 and plans to sell the remaining shares in 1996.

International restructuring costs of approximately $118,000 were recorded in the First Half of 1995 relating to anticipated severance expenses and associated costs to close-down the Company's remaining foreign branches. No similar charges were recorded in the First Half of 1996.

     o   Research and Development

Research and development expenses were $1.6 million in the First Half of 1996, a decrease of approximately $604,000 or 28% from the First Half of 1995. Research and development expenses during 1995 were higher than normal because they included the costs of developing the Company's new anatomic pathology services, building the Company's database and reviewing, analyzing and clinically evaluating existing as well as new technologies. The decrease in such expenses in the First Half of 1996 was principally caused by the completion of expenditures for the development of the new anatomic pathology services. It should be expected that such research and development expenses will decline as a percentage of sales in 1996 as compared to 1995.

Research and development expenses were $775,000 in the Second Quarter of 1996, a decrease of approximately $421,000 or 35% from the Second Quarter of 1995.

     o   Interest Income

During the First Half of 1996 interest income was earned on an average of $9 million of cash and cash equivalents for the period. Interest income was approximately $230,000 for the First Half of 1996, an increase of $130,000 or 131% from the First Half of 1995 which was caused both by higher interest rates and by investing over $4.6 million net cash proceeds from a private placement of the Company's securities completed in October 1995. Interest income was approximately $105,000 for the Second Quarter of 1996, an increase of $50,000 or 90% from the Second Quarter of 1995.

     o   Interest Expense

Interest expense was approximately $45,000 for the First Half of 1996, a decrease of $30,000 or 40% from the First Half of 1995. The decrease in interest expense was due to the retirement of a portion of the $3.5 million term loan obtained in July of 1993 which bears interest at 6% per year. Interest expense was approximately $21,000 for the Second Quarter of 1996, a decrease of $15,000 or 42% from the Second Quarter of 1995.

     o   Provision/(Benefit) for Income Taxes

Provision for income tax expense was $605,000 for the First Half of 1996, representing an increase of approximately $756,000 from the First Half of 1995. The effective tax rate was approximately 43% during both the First Half of 1996 and 1995.

     o   Net Income/(Loss)

As a result of the foregoing, the First Half of 1996 net income was $802,000, an increase of approximately $1 million from a net loss in the First Half of 1995 of $197,000. During the Second Quarter of 1996, net income increased approximately $867,000 from a net loss in the Second Quarter of 1995 of $353,000.

Liquidity and Capital Resources
- - -------------------------------

As of June 30, 1996, the Company had total cash and cash equivalents of $7 million which were invested in U.S. Treasury money market mutual funds.

The Company had working capital of $15 million at June 30, 1996 and $17 million at December 31, 1995. The working capital ratio was 3.5 to 1 at June 30, 1996 compared to 3.7 to 1 at December 31, 1995.

Domestic trade receivables, net, were $11.4 million as of June 30, 1996, an increase of $2 million or 21% from December 31, 1995. The increase in trade receivables was due to the increase in revenues during the First Half of 1996 over the comparable period of 1995. During the Second Quarter of 1996, the average number of days sales in domestic trade receivables was approximately 74 days as compared to 83 days for the comparable period of 1995. The decrease in days sales in domestic trade receivables was mainly due to the improvements in claim processing by the Company's local Medicare carrier.

Capital expenditures during the First Half of 1996 were approximately $2.4 million, mainly for expansion of the Company's laboratory facilities as well as replacements in the normal course of operations and automation of certain existing laboratories. Approximately $301,000 related to construction in progress to expand the Company's laboratory and office facilities.

In July 1993, the Company obtained a $3.5 million term loan from a bank that bears interest at 6% per year. This term loan and accrued interest is repayable in 47 monthly installments of approximately $82,000 which commenced in September

1993 plus one final payment in August 1997 equal to the remaining unpaid principal and interest. During 1995, the term loan agreement was modified to revise certain financial covenants, including those with respect to tangible net worth and debt service coverage requirements and limitations on certain expenditures. During the Second Quarter of 1996, there were no changes in the Company's existing debt agreements. Under such term loan, the Company has outstanding principal in the amount of approximately $1.1 million as of June 30, 1996.

On October 5, 1995, the Company completed a $5,612,000 private placement with an investor for 1 million shares of common stock and 800,000 two-year warrants exercisable at $6.00 per share of common stock of the Company (except as otherwise described below). The Company received cash of $5,316,000 and a two-year promissory note for $296,000 bearing 7% interest. Some or all of the warrants can be exercised at a price of $5.00 at any time on or before October 4, 1996. Upon such election the Company shall extinguish as an adjustment to the purchase price paid for such warrants, for each such warrant for which such election has been made, $0.37 of the principal amount of the note upon payment of the interest due on such extinguished amount for the outstanding period. If the 800,000 warrants are all exercised on or before October 4, 1996, the two year promissory note for $296,000 will be fully extinguished. No such warrants have been exercised as of June 30, 1996.

As of June 30, 1996, the Company has purchased 221,000 shares of its common stock. The Company's Board of Directors has authorized open market purchases for the Employee Stock Purchase Plan requirements totaling 300,000 shares and further additional open market purchases of up to 800,000 to cover the outstanding investor warrants which will expire in 1997.

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

Risk Factors; Forward Looking Statements
- - ----------------------------------------

The Management's Discussion and Analysis contain forward-looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by the Company to beneficiaries of the Medicare program; the uncertainties relating to the ability of the Company to convince physicians and/or managed care organizations to use the Company as a provider of anatomic pathology testing services; the ability of the Company to maintain superior quality relative to its competitors; the ability of the Company to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital health care delivery; the uncertainties relating to states erecting barriers to the performance of anatomic pathology testing by out-of-state laboratories; the ability of the Company to find, attract and retain above average medical, management and technical personnel; the uncertainties associated with competitive pressures from the large national laboratories, small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery.

PART II  OTHER INFORMATION


Item 5   Other Information
         -----------------

                  In April 1996, subject to Shareholder approval at the Annual Meeting the Company adopted the 1996 Stock Incentive Plan (the "Plan"). The Plan authorizes 700,000 shares, of which 630,000 may be issued to employees and 70,000 may be issued to Outside Directors.

                  The Company entered into an employment agreement with Kevin C. Johnson on May 3, 1996 as the President of the Company. Salary and other compensation are disclosed in the employment agreement filed herewith as exhibit 10.37.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         a   Exhibits

             10.37 Employment Agreement, dated May 3, 1996, by the registrant and Kevin C. Johnson.

             11.1 Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

             27.1     Financial Data Schedule.

         b   Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DIANON Systems, Inc.


                        August 14, 1996        /s/ KEVIN C. JOHNSON
                                               --------------------
                                               By: Kevin C. Johnson
                                                   President and
                                                   Principal Executive Officer


                        August 14, 1996        /s/ RICHARD A. SANDBERG
                                               -----------------------
                                               By: Richard A. Sandberg
                                                   Chairman and
                                                   Principal Financial and
                                                   Accounting Officer

                                  EXHIBIT INDEX


10.37 Employment Agreement, dated May 3, 1996, by the registrant and Kevin C. Johnson (filed herewith).

27.1     Financial Data Schedule (filed herewith).

                                                                   EXHIBIT 10.37
                                                                   -------------

This AGREEMENT  made  effective  May 3, 1996  between  DIANON  SYSTEMS,  INC., a
  Connecticut corporation, and any successor thereto, hereinafter referred to as the "Company", and KEVIN JOHNSON, residing at 694 Terrace Heights, Wyckoff, New Jersey.

                                   WITNESSETH:

     WHEREAS, the Company wishes to employ Kevin Johnson and Kevin Johnson wishes to accept such employment, in each case on the terms and subject to the conditions set forth below; and

     WHEREAS, the services that Kevin Johnson should render hereunder to the Company are unique and valuable; and

     WHEREAS, the parties desire to reduce the terms and conditions of Kevin Johnson's employment to writing;

     NOW, THEREFORE, In consideration of the terms and conditions and the mutual covenants contained in this Agreement, the Company and Kevin Johnson hereby agree as follows:

1.   Employment
     ----------

     The Company hereby employs Kevin Johnson as of the first full day of service he provides to the Company hereunder which shall be no later than June 15, 1996 and Kevin Johnson hereby accepts such employment upon the terms and conditions hereinafter set forth. The parties acknowledge that Kevin Johnson's employment with the Company is at will and terminable by either party at any time for any reason.

2.   Duties and Responsibilities
     ---------------------------

     Kevin Johnson shall perform with continuous diligence those activities assigned to Kevin Johnson by the Company's Chief Executive Officer or, in the absence of a Chief Executive Officer, its Board of Directors. Commencing with the first full day of service he provides to the Company hereunder Kevin Johnson will be elected as President of the Company.

3.   Directorship
     ------------

     During the term of this Agreement, the Company will use its best efforts to have Kevin Johnson elected to its Board of Directors. Upon any event of Termination as set forth in paragraph 10, Kevin Johnson agrees to submit his resignation as a director of the Company at the request of a majority of the Board of Directors.

4.   Term
     ----

     This Agreement shall begin on the effective date hereof and continue until terminated under the terms contained herein.

5.   Salary and Incentive Compensation
     ---------------------------------

     The Company shall compensate Kevin Johnson for his services during the term of this Agreement commencing with the first full day of service he provides to the Company hereunder on a salaried basis paid in installments at a rate determined by the Company from time to time, provided that the initial base salary shall be at an annualized rate of $275,000. Commencing with the first full day of service he provides to the Company hereunder, Kevin Johnson shall also participate, according to its terms, in any management incentive compensation program maintained by the Company for salaried Grade 19 management employees of the Company during the term of this Agreement.

6.   Fringe Benefits
     ---------------

     During the terms of this Agreement, commencing with the first full day of service he provides to the Company hereunder, the Company shall provide Kevin Johnson benefits and emoluments as authorized for all other salaried Grade 19 management employees of the Company as they may be modified from time to time by the Company during the term of this Agreement, including at the time of execution of this Agreement, health and medical insurance, life insurance, sick leave, vacation, holidays, retirement plan participation and stock purchase plan participation.

7.   Stock Options
     -------------

     Upon execution of this Agreement, the Company shall award Kevin Johnson Non-Plan Non-ISO stock options to purchase 200,000 shares of common stock of the Company at the fair market value on said date, on terms, conditions, vesting schedules and expiration dates which are substantially equivalent to the stock option award document attached to this Agreement as Exhibit A (3).

8.   Loan and Signing Bonus
     ----------------------

     Upon execution of this Agreement, Kevin Johnson shall earn, payable upon his first day of employment, a signing bonus of $50,000 (subject to appropriate withholding taxes) payable by the Company and the Company will lend him one hundred fifty-thousand dollars ($150,000) for the purpose of purchasing a home. Interest on said loan shall be paid by Kevin Johnson annually at the rate of 5.9% or according to Internal Revenue Service standards, whichever is less. The Company shall make payments in addition to base salary payments in an amount equal to Kevin Johnson's interest payment on such loan. This loan shall be repayable at any time, but shall fall due in total principal amount on Kevin Johnson's termination date; provided that, should Kevin Johnson's employment with the Company continue without notice of intent to terminate having been given by either party, the Company shall forgive said loan at the rate of $2,500 per complete month of employment commencing January 31, 1998 and continuing through December 31, 2002 and shall adjust income tax withholding from Kevin Johnson's salary as appropriate.

9.   Stock Grants
     ------------

     Provided Kevin Johnson's employment with the Company continues through the dates below without notice of intent to terminate having given by either party, the Company shall issue to Kevin Johnson 15,000 shares of common stock of the Company on January 2, 1997 and 15,000 shares of common stock of the Company on January 2, 1998. Kevin Johnson agrees not to sell any such stock for a period of six months from the date of such grant.

10.  Termination
     -----------

     (a)  This Agreement shall terminate on any of the following occurrences:

            (i)   Kevin Johnson's death;

           (ii) Kevin Johnson's disability for a period of 90 days or more unless waived by the Board of Directors;

          (iii) mutual agreement of the parties reduced to writing signed by both parties;

           (iv)   voluntary resignation by Kevin Johnson;

            (v)   termination by the Company without Stated Cause;

           (vi)   termination by the Company with Stated Cause.

     (b)  Cause shall mean Kevin Johnson's

            (i)   gross negligence

           (ii)   insubordination;

          (iii)   willful misconduct;

           (iv) failure to commence full time employment on or before June 15, 1996 without the consent of the Company.

     (c) "Stated Cause" shall mean Cause communicated to Kevin Johnson by the Company in a Notice of Termination.

     (d) "Notice of Termination" shall mean written notice given by either party to the other of an intention to terminate this Agreement pursuant to subparagraphs (a) (iv), (v) or (vi) of this Paragraph of this Agreement.

     (e) Notice of Termination shall be sent by certified mail or registered mail, return receipt requested, first class postage prepaid, to the residence in the case of Kevin Johnson, and to its principal office in the Town of Stratford, Connecticut, to the attention of the Chief Executive Officer and to each member of the Board of Directors in the case of the Company.

     (f) The "Termination Date" shall be the date Kevin Johnson ceases providing services to the Company as an employee.

11.  Compensation after Termination
     ------------------------------

     (a) If Kevin Johnson terminates this Agreement any time after executing this Agreement, and Kevin Johnson continues or resumes employment with the company by which he was employed on April 5, 1996 or any successor thereto within six months after such termination, then Kevin Johnson shall pay the Company $175,000.

     (b) Kevin Johnson will not receive any compensation from the Company after the Termination Date other than accrued, unused vacation, except as described under Paragraph (c) of this Section of this Agreement, if applicable. Kevin Johnson's participation in all fringe benefits offered by the Company to its employees will cease immediately on the Termination Date except as described in Paragraph (c) of this Section of this Agreement, if applicable. Nothing in this Agreement, however, is intended to impair any rights vested under the law in any benefit plan in the Company.

     (c) If this Agreement and Kevin Johnson's employment with the Company is terminated by the Company without Stated Cause:

            (i) For a period of one year beginning with the Termination Date the Company will pay Kevin Johnson at his rate of base pay determined as of the day preceding the Termination Date.

           (ii) During said one year period, Kevin Johnson shall act as a consultant to the Company as requested by the Company for up to six days per month.

          (iii) During said one year period, the Company will contribute towards the premium cost of medical continuation coverage for Kevin Johnson and/or his dependents on the same basis as it then contributes towards the medical coverage of active employees and/or their dependents, for any months in said period during which Kevin Johnson and/or his dependents are eligible and elect to continue such coverage.

           (iv) During said one year period the Company will continue to provide Kevin Johnson any car allowance Kevin Johnson was receiving at the time of the Termination Date.

            (v) During said one year period, the Company will not demand repayment of the balance of the loan made pursuant to Paragraph 8 of this Agreement.

           (vi) During said one year period, the Company will pay up to $10,000 for outplacement services for Kevin Johnson provided by an outplacement provider of Kevin Johnson's choice.

12.  Company Property
     ----------------

     On the Termination Date, or at any earlier point in time after a Notice of Termination is received when a request is made by the Company for same, Kevin Johnson will turn over to the Company all notes, reports, memoranda, books, records, chemicals, devices and documents, whether in written, typewritten, computerized or any other form, which are in Kevin Johnson's possession or under his control, whether prepared by him or others, related to the Company or relating to the business of the Company. At the conclusion of the one year period described in paragraph (c) of Section 11 of this Agreement, or at any earlier point in time when a request is made by the Company for same, Kevin Johnson shall also return to the Company any Company car, keys, parking card, credit card, business cards or other materials related to this employment with the Company or the operation of the Company.

13.  Proprietary Information
     -----------------------

     Kevin Johnson hereby agrees to all the terms and conditions of the Company's Employee Proprietary Information Agreement attached hereto as Exhibit B and incorporated herein and has executed a copy thereof concurrently with this Agreement.

14.  Non-Competition
     ---------------

     Kevin Johnson agrees that, to the fullest extent permitted by law, for the period of one (1) year after his termination date (unless his termination occurs, and payment to the Company is made, as described in paragraph (a) of
Section 11 of this Agreement), Kevin Johnson (a) will not solicit business on behalf of any entity in the clinical chemistry business, which is performing or marketing anatomic pathology services other than PAP tests ("Competing Entity"),
(b) will not solicit business from customers of the Company, (c) will not solicit the employment or services of any of the employees of the Company and
(d) will not, directly or indirectly, participate in the ownership, management, operation or control of any Competing Entity in the continental United States other than California, Washington and Oregon, provided that nothing in this Paragraph shall prevent investment ownership of less than 5% of the shares of a publicly traded Competing Entity.

15.  Remedy for Breach
     -----------------

     Kevin Johnson acknowledges:

     (a) that he may be a director and officer of the Company and as such he would be conversant with, and have access to, the business affairs, records, trade secrets, customers and customer lists, suppliers, supplier lists, patents, technical know-how, chemicals, devices, sales or distribution agents and representatives, sales or distribution agents and representatives' lists, and other confidential and proprietary information of the Company; and

     (b) that his compliance with the covenants and agreements in this Agreement is necessary to protect the goodwill and other proprietary interest of the Company; and

     (c) that a breach of his covenants and agreements in this Agreement will result in continuing and irreparable damage to the Company for which there will be no adequate remedy at law.

     Both the parties recognize that the services to be rendered under this Agreement by Kevin Johnson are special and unique and of an extraordinary character, and that in the event there is a breach by Kevin Johnson of the terms and conditions of this Agreement to be performed by him, then the Company shall be entitled, if it so elects, to institute and prosecute proceedings in any court of competent jurisdiction either in law or in equity, to obtain damages for any breach of this Agreement, or to enforce the specific performance thereof by Kevin Johnson, or to enjoin Kevin Johnson from performing services for any Competing Entity. The parties further recognize and agree that breach by Kevin Johnson of his obligations under Sections 12, 13 or 14 of this Agreement shall relieve the Company of its obligations under paragraph (c) of Section 11 of this Agreement but that such relief shall not be an adequate remedy at law.

16.  Kevin Johnson's Representation
     ------------------------------

     Kevin Johnson warrants and represents that neither the execution and delivery nor the performance of this Agreement by him will in any way violate, or conflict with, any other agreement by which he may be bound or any duty or obligation to which he may be subject and that he will take all steps necessary to comply with the representation.

17.  Assignments
     -----------

     The rights and obligations of Kevin Johnson under this Agreement shall be assignable to and binding upon the successors and assigns of the Company including any corporation organized by the Company to carry on the business of the Company.

18.  Entire Agreement
     ----------------

     This instrument contains the entire Agreement of the parties. It may not be changed orally, but only by agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought. This Agreement supersedes any verbal, written or other agreement(s) or understanding(s) existing between Kevin Johnson and the Company relating to his employment or the other matters covered herein.

19.  Severability
     ------------

     If any provision of this Agreement shall be held invalid, such invalidity shall not affect any other provisions of this Agreement not held so invalid, and only such provisions shall to the full extent consistent with the law remain in full force and effect.

20.  Applicable Law
     --------------

     This Agreement shall be governed by the laws of the State of Connecticut.

     IN WITNESS WHEREOF, the parties have executed or caused to be executed this Agreement.

                                               DIANON SYSTEMS, INC.


5/3/96                                          By: /s/ Richard A. Sandberg
- - ------                                              -----------------------
Date                                                Richard A. Sandberg


5/3/96                                          By: /s/ Kevin Johnson
- - ------                                              -----------------------
Date                                                Kevin Johnson

                                                                       Exhibit B
                                                                       ---------


                                    AGREEMENT

     THIS AGREEMENT, made this 3rd day of May, 1996 by and between DIANON SYSTEMS, INC., its affiliates, subsidiaries, successors and assigns (collectively called hereinafter "DIANON") and Kevin Johnson, an individual residing at 694 Terrace Heights, Wyckoff, New Jersey 07481 (hereinafter called "Employee").

     In consideration of the commencement of Employee's employment with DIANON, the payment of compensation and benefits for such employment, and access to sensitive information, Employee and DIANON acknowledge, represent and agree to the terms and conditions set forth in this Agreement.

     1. Employee's employment with DIANON creates a relationship of trust and confidence between the parties. Employee agrees that, during and after his/her employment with DIANON, Employee will not use or disclose, or allow anyone else to use or disclose any confidential information relating to the products, sales and/or business affairs of DIANON or of any customer or supplier of DIANON, or any information created, discovered, or developed by or for DIANON, or acquired by DIANON, that has commercial value in DIANON's present or future business ("Confidential Information"), except as may be necessary in the performance of Employee's employment with DIANON or as may be authorized in advance by appropriate officials of DIANON. By way of illustration, but not limitation, Confidential Information includes processes, formulas, data, know-how, inventions, improvements, techniques, marketing plans, product plans, strategies, forecasts, customer lists and any other information Employee has reason to know DIANON would like to treat as confidential for any purpose. Employee agrees to keep Confidential Information secret whether or not any document containing such information is marked confidential.

     2. All rights, title and interest in all records, documents, or files concerning the business of DIANON, including, but not limited to, biomaterials, processes, letters, trade secrets, laboratory notebooks or other written or electronically recorded material, whether or not produced by the Employee, shall be and remain the property of DIANON. Upon termination of employment, the Employee shall not have the right to remove any such records from the offices of DIANON. In addition, Employee agrees to promptly return to DIANON all things of whatsoever nature that belong to DIANON, and all records (in whatsoever form, format or medium) containing or related to Confidential Information of DIANON.

     3. Employee agrees to assign, and does hereby assign to DIANON, all of his/her right, title and interest in and to all inventions, improvements, discoveries or technical developments, whether or not patentable, which he/she solely or jointly with others, may conceive or reduce to practice during the term or his/her employment (a) which are related in whole or in part, directly or indirectly, to DIANON's product line, research and development, or field of technological or industrial specialization, or (b) in the course of utilization by DIANON of Employee's services in a technical of professional capacity in the areas of research, development, marketing, management, engineering or manufacturing, or (c) pursuant to any project of which Employee is or was a participant or member that is or was either financed or directed by DIANON, or (d) at DIANON's expense, in whole or in part.

     4. Employee agrees to disclose promptly to DIANON's Chief Executive Officer or his designee, all ideas, discoveries, and improvements conceived by Employee alone or in collaboration with others, and to cooperate fully with DIANON, both during and after employment, with respect to the procurement of patents for the establishment and maintenance of DIANON's or its designee's rights and interests in said invention, improvement, discoveries or developments, and to sign all papers which DIANON may deem necessary or desirable for the purpose of vesting DIANON or its designees with such rights, the expenses thereof to be paid by DIANON.

     5. The Employee shall, while employed by DIANON, devote his/her best efforts and his/her full-time to the business of DIANON.

     6. In the event of a breach or threatened breach of the provisions in this Agreement, DIANON shall be entitled to an injunction restraining such breach, it being recognized that any injury arising form a breach would be irreparable and could have no adequate remedy at law; but nothing herein shall be construed as prohibiting DIANON from pursuing any other remedy available for such breach or threatened breach. In the event that Employee breaches or threatens of a breach of this Agreement, DIANON shall be entitled to have its reasonable legal fees and costs paid by the Employee for any legal services relating to the breach or threatened breach.

     7. This Agreement is not intended, and should not be construed in any way , as a contract of employment for a defined period of time or to limit or restrain DIANON's or the Employee's right to terminate the employment relationship at any time.

     8. In the event any provision or paragraph of this Agreement is declared to be invalid or unenforceable, then the balance of this Agreement shall remain in full force and effect.

     9. This Agreement shall be construed and enforced in accordance with the laws of the State of Connecticut.

     10. The foregoing contains the entire Agreement between the parties pertaining to confidential DIANON documents and information. No modification thereof shall be binding upon the parties unless the same is in a writing signed by the respective parties, This Agreement and all of the terms and conditions contained herein shall remain in full force during the period of employment notwithstanding any changes in compensation.

     11. Employee represents and warrants that he/she has no other agreements or commitments that would hinder or prevent performance of his/her job responsibilities with DIANON. Unless authorized to do so, Employee agrees not to disclose to DIANON or use in his/her employment with DIANON any invention or confidential information belonging to any former employer or to any other person other than DIANON.

     IN WITNESS WHEREOF, the parties have entered into this Agreement as of the date set forth below.

Employee:                                      DIANON SYSTEMS, INC.


- - ---------------------------------              By:------------------------------

Date: -----------------------                  Date: -----------------

                                                                    EXHIBIT A(3)
                                                                    ------------


                              DIANON SYSTEMS, INC.
                              200 Watson Boulevard
                          Stratford, Connecticut 06497


                                                          SO Grant No.

                           NON-ISO STOCK OPTION GRANT


Optionee:                Kevin C. Johnson       Date of Grant:       May 3, 1996
Termination Date:             May 3, 2006       Total No. of Shares: 200,000
Exercise Price Per Share            $5.69

We are pleased to inform you that the Compensation Committee of the Board of Directors of DIANON Systems, Inc. (the "Company"), has granted you an option to purchase an aggregate number of shares shown above of the Common Stock of the Company. The capitalized terms used in this letter are used as defined in the Company's 1996 Stock Incentive Plan (the "Plan") as adopted by the Board of Directors. This option is not issued pursuant to such plan. This option is issued on the following terms and conditions:

     1. The purchase price per share of the shares of Common Stock subject to this option is $5.69 per share.

     2. This option shall expire at the close of business on May 2, 2006. Subject to acceleration in the event of a Change of Control (as defined in the Plan), you must remain in the employ of the Company or a Related Company (as defined in the Plan) for two years from the date hereof before you can exercise any part of this option. Thereafter this option will become exercisable in installments as follows:


         Percentage of Shares           Date of Earliest Exercise (Vesting)
         --------------------           -----------------------------------
                  40%                                5/3/98
                  20%                                5/3/99
                  20%                                5/3/00
                  20%                                5/3/01

                  In the event of a Change of Control this option shall become fully exercisable and vested.

     3. This option is not intended to qualify as an "Incentive Stock Option" within the provisions of Section 422 of the Internal Revenue Code.

     4. The option price shall be payable by you at the time this option is exercised, (i) in cash or (ii) by delivering shares of Common Stock of the Company which you have owned for at least six months prior to such exercise, or a combination of cash and such shares, having an aggregate value equal to the aggregate option price of the shares as to which this option is exercised (basing the value of any such shares of Common Stock on the fair market value of the Common Stock on the date of exercise as set forth in the Plan). No shares of Common Stock shall be issued pursuant to exercise of this option until full payment therefor has been made.

     5. This option may be exercised only by you and may not be transferred except by will or the laws of descent and distribution. In the event of your death, your legal representatives may exercise this option as to the shares of Common Stock which were immediately purchasable by you at the date of death, within ninety (90) days following the date of death (but in no event later than May 2, 2006).

     6. If your employment with the Company terminates after reaching your normal retirement date under the Company's retirement plan or for any reason beyond your control other than your death, your option privileges shall be limited to the shares of Common Stock which were immediately purchasable by you at the date of such termination and such option privileges shall expire unless exercised within ninety (90 days) days after the date of such termination and prior to the close of business on May 2, 2006. If your employment is terminated for reasons within your control, including without limitation, cause and voluntary resignation, all rights under this option shall expire on the date of such termination.

     7. Your option is granted in tandem with a Limited Stock Appreciation Right ("LSAR") which may be exercised only within the 60-day period following a Change of Control (as defined in the Plan). This means that with respect to each share under option, you may exercise either the option or the Limited Stock
Appreciation Right, but not both. Upon exercise of the Limited Stock Appreciation Right, you shall receive, for each share with respect to which the Limited Stock Appreciation Right is exercised, an amount equal in value to (i) the fair market value of a share of Common Stock on the date of exercise over
(ii) the exercise price of the related option. The Limited Stock Appreciation Right shall be payable solely in cash. Such amount shall be paid within 30 days of the exercise of the Limited Stock Appreciation Right.

     8. The Company has the right to delay the exercise of your option if listing registration or qualification of the Common Stock is required under any federal or state securities law or stock exchange or similar rule and has not been obtained.

     9. Nothing herein shall restrict the right of the Company or any Related Company to terminate your employment at any time, with or without cause, or to withhold required amounts upon the exercise of your option or LSAR. The Company shall have the right to require you to pay, or make other arrangements satisfactory to the Committee to satisfy, all tax withholding obligations in connection with the exercise of your option of LSAR.

     10. This option shall be interpreted and administered by the Compensation Committee of the Board of Directors, whose determinations shall be final and binding.

                                               Very truly yours,

                                               DIANON Systems, Inc.




                                               By: ---------------------------
                                                   Richard A. Sandberg
                                                   Chairman, President and CEO


Date:--------------------


- - -----------------------------------
(Signature)

- - -----------------------------------
 (Address)

- - -----------------------------------