Form 10-Q
period 1996-09-30
DIANON SYSTEMS INC
filed 1996-11-14
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

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

                                                           Yes  X        No


The number of shares of registrant's Common Stock, $.01 par value, outstanding on November 8, 1996 was 6,707,680 shares.



                    Exhibit Index is on page 15 of 69 pages.

                              DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX


Part I FINANCIAL INFORMATION                                          PAGE NO.
----------------------------                                          --------

Item 1.   FINANCIAL STATEMENTS

          Consolidated  Balance  Sheets as of September  30,              3
          1996 and December 31, 1995.

          Consolidated Income Statements for the three month              4
          and nine month  periods  ended  September 30, 1996
          and 1995.

          Consolidated  Statements of  Stockholders'  Equity              5
          for the twelve month  periods  ended  December 31,
          1995 and the nine month  periods  ended  September
          30, 1996.

          Consolidated Statements of Cash Flows for the nine              6
          month periods ended September 30, 1996 and 1995.

          Notes to Consolidated Financial Statements                      7


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                  8-12


Part II OTHER INFORMATION
-------------------------

Item 5.   OTHER INFORMATION                                               13

Item 6.   EXHIBITS AND REPORTS ON  FORM 8-K                               13

Signatures                                                                14

Exhibit Index                                                             15


                    DIANON SYSTEMS, INC.
                 CONSOLIDATED BALANCE SHEETS


                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                              1996               1995
    ASSETS                                                               -------------       ------------
CURRENT ASSETS:                                                           (UNAUDITED)
    Cash and cash equivalents                                             $  5,961,279       $ 10,990,231
    Accounts receivable, net of allowances of $786,920
          for each of the periods                                           12,490,911          9,653,971
    Prepaid expenses and employee advances                                   1,128,987          1,071,963
    Prepaid and refundable income taxes                                        434,064            168,420
    Inventory                                                                  633,694            554,398
    Deferred income tax asset                                                  652,328            652,328
    Investment in common stock                                                      --            135,508
                                                                          ------------       ------------
          Total current assets                                              21,301,263         23,226,819
                                                                          ------------       ------------
 PROPERTY AND EQUIPMENT, at cost
    Leasehold improvements                                                   3,631,986          1,717,606
    Laboratory and office equipment                                         12,105,424         11,068,949
          Less - accumulated depreciation                                   (8,026,792)        (6,879,799)
                                                                          ------------       ------------
                                                                             7,710,618          5,906,756
                                                                          ------------       ------------
INTANGIBLE ASSET - CUSTOMER LISTS, net of
    accumulated amortization of $2,731,009 and $2,606,291, respectively        614,595            739,308
INTANGIBLE ASSET - NON COMPETE AGREEMENT, net of
    accumulated amortization of $162,500 and $125,000, respectively             87,500            125,000
DEFERRED INCOME TAX ASSET                                                      178,575            178,575
OTHER ASSETS                                                                   239,419            278,948
                                                                          ------------       ------------
          TOTAL ASSETS                                                    $ 30,131,970       $ 30,455,406
                                                                          ============       ============
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                              $  5,925,583       $  4,922,514
    Current portion of capitalized lease obligations                            36,760             38,466
    Current portion of note payable                                            884,514            916,150
    Severance costs                                                            101,683            209,121
    Restructuring reserves                                                     155,584            166,598
                                                                          ------------       ------------
          Total current liabilities                                          7,104,124          6,252,849
                                                                          ------------       ------------
LONG-TERM PORTION OF CAPITALIZED LEASE
    OBLIGATIONS                                                                 75,525             34,413
LONG-TERM NOTE PAYABLE                                                              --            650,154
DEFERRED INCOME TAX LIABILITY                                                   65,651             65,651
                                                                          ------------       ------------
          Total Liabilities                                                  7,245,300          7,003,067
                                                                          ------------       ------------
STOCKHOLDERS' EQUITY:
    Commonstock, par value $.01 per share, 20,000,000 shares
          authorized, 6,324,298 and 6,311,451 shares issued
          and outstanding at September 30, 1996 and
          December 31, 1995, respectively                                       63,243             63,115
    Additional paid-in capital                                              26,668,111         26,609,657
    Accumulated deficit                                                     (1,265,606)        (2,724,433)
    Common stock held in treasury, at cost - 421,000 shares
          at September 30, 1996 and 50,000 shares at December 31, 1995      (2,283,078)          (200,000)
    Shareholder note receivable                                               (296,000)          (296,000)
                                                                          ------------       ------------
          Total stockholders' equity                                        22,886,670         23,452,339
                                                                          ------------       ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 30,131,970       $ 30,455,406
                                                                          ============       ============

           The accompanying notes to consolidated
            financial statements are an integral
                part of these balance sheets.

                              DIANON SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                          THREE MONTHS                     NINE MONTHS
                                      ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                      1996            1995            1996              1995
                                  -----------     -----------      -----------      -----------
NET REVENUES                      $13,863,408     $11,328,790      $39,956,557      $33,195,191

COST OF SALES                       6,799,712       4,949,934       19,419,522       14,587,558
                                  -----------     -----------      -----------      -----------

    Gross Profit                    7,063,696       6,378,856       20,537,035       18,607,633

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES         5,222,176       4,598,822       15,891,036       15,014,253

RESEARCH AND DEVELOPMENT
    EXPENSES                          722,157       1,399,874        2,304,239        3,585,935
                                  -----------     -----------      -----------      -----------

    Income from Operations          1,119,363         380,160        2,341,760            7,445

INTEREST INCOME                        50,573          81,734          280,365          181,074

INTEREST EXPENSE                       18,038          32,750           62,779          107,396
                                  -----------     -----------      -----------      -----------
Income Before Provision for
    Income Taxes                    1,151,898         429,144        2,559,346           81,123

PROVISION FOR INCOME TAXES            495,316         185,819        1,100,519           35,126
                                  -----------     -----------      -----------      -----------
    Net Income                    $   656,582     $   243,325      $ 1,458,827      $    45,997
                                  ===========     ===========      ===========      ===========
Weighted Average Shares
    Outstanding                     6,295,106       5,335,878        6,228,925        5,312,865

Primary and Fully Diluted
    Earnings Per Share            $      0.10     $      0.05      $      0.23      $      0.01
                                  ===========     ===========      ===========      ===========

                     The accompanying notes to consolidated
                  financial statements are an integral part of
                                these statements.


                                               DIANON SYSTEMS, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995 AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                   (UNAUDITED)

                                                                                                   Common
                                                                            Unrealized Foreign     Stock
                                                   Additional               Holdings   Currency    Held in    Shareholder
                                   Common Stock     Paid-in    Accumulated  Gains/     Translation Treasury,     Note
                               Shares     Amount    Capital     Deficit     (Losses)   Adjustment  at Cost    Receivable    Total
                               ------     ------    -------     -------     --------   ----------  -------    ----------    -----

BALANCE, December 31, 1994     5,296,879  $52,969  $21,591,942 $(2,831,529) $(90,383) $(58,938)    $  --    $     --    $18,664,061
  Stock options exercised         14,572      146       59,286          --        --        --        --          --         59,432
  Issuance of common stock
    and warrants net of
    issuance costs             1,000,000   10,000    4,976,443          --        --        --        --          --      4,986,443
  Common stock held in treasury       --       --           --          --        --        --    (200,000)       --       (200,000)
  Shareholder note receivable         --       --           --          --        --        --        --       (296,000)   (296,000)
  Stock compensation expense -
    stock options                     --       --      (18,014)         --        --        --        --          --        (18,014)
  Write-off of unrealized
    holding losses                    --       --           --          --    90,383        --         --         --         90,383
  Write-off of foreign currency
    translation adjustment            --       --           --          --        --     58,938        --         --         58,938
  Net Income                          --       --           --     107,096        --        --         --         --        107,096
                               ---------   ------   ----------  ----------   ---------   ------  ----------    --------  ----------
BALANCE, December 31, 1995     6,311,451   63,115   26,609,657  (2,724,433)       --        --     (200,000)   (296,000) 23,452,339

  Stock options exercised         12,847      128       58,454          --        --        --         --         --         58,582
  Common stock held in treasury       --       --           --          --        --        --   (2,083,078)      --     (2,083,078)
  Net Income                          --       --           --   1,458,827        --        --         --         --      1,458,827
                               ---------   ------   ----------  ----------   ---------   ------  ----------    --------  ----------
BALANCE, September 30, 1996    6,324,298   $63,243 $26,668,111  $(1,265,606) $    --     $  --  $(2,283,078) $(296,000) $22,886,670
                               =========   ======= ===========  ===========  =========   ======= =========== ========== ===========


                     The accompanying notes to consolidated
                  financial statements are an integral part of
                                these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                         1996              1995
                                                                    -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $ 1,458,827       $    45,997
Adjustments to reconcile net income to net
    cash provided by (used in) operations -
    Non-cash charges
      Depreciation and amortization                                    1,690,047         2,244,086
      Stock compensation expense                                              --             2,364
      Loss on the sale of fixed assets                                    19,337            17,919
      Investment write-down                                               61,846           365,698
Changes in other current assets
    and liabilities
    (Increase) decrease in accounts receivable                        (2,836,940)        2,375,405
    (Increase) in prepaid expenses
      and employee advances                                             (322,668)         (624,312)
    (Increase) in inventory                                              (79,296)          (26,509)
    (Increase) in other assets                                            (3,788)          (77,703)
    Increase in accounts payable and accrued liabilities                 895,631           589,588
    (Decrease) increase in restructuring reserves                        (11,014)           66,025
                                                                    ------------      ------------
      Net cash provided by operating activities                          871,982         4,978,558
                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (3,315,215)       (1,943,477)
    Proceeds from the sale of stock held for investment                   73,661                --
    Proceeds from the sale of fixed assets                                 7,500             1,500
                                                                    ------------      ------------
      Net cash (used in) investing activities                         (3,234,054)       (1,941,977)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of note payable                                          (681,790)         (641,841)
    Repayments of capitalized lease obligations                           39,406           (32,990)
    Purchase of common stock held in treasury                         (2,083,078)               --
    Exercise of stock options                                             58,582            59,426
                                                                    ------------      ------------
      Net cash (used in) financing activities                         (2,666,880)         (615,405)
                                                                    ------------      ------------
      Net (decrease) increase in cash and cash equivalents            (5,028,952)        2,421,176
CASH AND CASH EQUIVALENTS,
    beginning of year                                                 10,990,231         3,534,093
                                                                    ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                            $  5,961,279      $  5,955,269
                                                                    ============      ============

Supplemental cash flow disclosures:
    Cash paid during the period:
      Interest                                                      $     63,174      $    107,250
      Income Taxes                                                     1,299,005           581,800


                     The accompanying notes to consolidated
                  financial statements are an integral part of
                                these statements.

                              DIANON SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company - The consolidated balance sheet as of September 30, 1996, the related consolidated income statements for the three month and nine month periods ended September 30, 1996 and 1995, the related consolidated statements of stockholders' equity for the twelve month period ended December 31, 1995 and nine month period ended September 30, 1996 and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995, have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 29, 1996 (the "Annual Report").

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report for the year ended December 31, 1995. The results of operations for the three month and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

2. Definitions - The descriptive analysis contained herein compares the financial results of the first nine months ended September 30 and the current three months ended September 30 for the years 1996 and 1995. To accommodate the comparison of pertinent financial information the following terms will be used to describe certain aspects of the Company's business:

    "First Nine Months of 1996" - nine months ended September 30, 1996 "First Nine Months of 1995" - nine months ended September 30, 1995

    "Third Quarter of 1996" - three months ended September 30, 1996 "Third Quarter of 1995" - three months ended September 30, 1995

    "Clinical chemistry" or "clinical laboratory" services - the Oncosite cancer-related blood test service and the Neocyte birth-risk-related blood test service. In general, these test services are performed by DIANON, and the test result is interpreted by the physician who ordered the test.

    "Anatomic pathology" or "pathology" services - all other testing services performed by the Company including, but not limited to, genetic, molecular and immunohistochemistry testing services as well as traditional histology and morphology evaluations. In general, these tests are performed by DIANON and are interpreted by a physician or other licensed laboratory professional employed by DIANON. Some clinical chemistry services associated with certain anatomic pathology services are classified by the Company as pathology services although they may be regulated and reimbursed as clinical chemistry services.

3. Reclassifications - Certain reclassifications have been made to the 1995 amounts to conform to the classifications used in 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

Results of Operations
---------------------

     o   Net Revenues

Net revenues were $40.0 million during the First Nine Months of 1996, an increase of $6.8 million or 20% from the First Nine Months of 1995. Increased revenues in the First Nine Months of 1996 over the comparable period of 1995 were attributable to increased market penetration by the Company's anatomic pathology testing services and were offset to some extent by a decrease in clinical chemistry and hospital-originated pathology services.

Net revenues were $13.9 million during the Third Quarter of 1996, an increase of $2.5 million or 22% from the Third Quarter of 1995. Increased revenues were attributable to increased market penetration by the Company's anatomic pathology testing services.

     o   Cost of Sales

Cost of sales, which consists primarily of salaries and wages, laboratory supplies, outside services, logistics (primarily shipping and handling), and depreciation expense, was $19.4 million during the First Nine Months of 1996, an increase of $4.8 million or 33% from the First Nine Months of 1995. Salaries and wages were approximately $6.2 million during the First Nine Months of 1996, an increase of $2.0 million or 48% from the First Nine Months of 1995. This increase was principally due to increased laboratory and physician employment incurred to support new anatomic pathology testing services. Laboratory supplies were approximately $4.1 million during the First Nine Months of 1996, an increase of $499,000 or 14% from the First Nine Months of 1995. This increase was the result of increased sales volume and increased costs for reagents used for some of the Company's testing services. Logistics were $3.0 million in the First Nine Months of 1996, an increase of $167,000 or 6% from the First Nine Months of 1995. As a percentage of net revenues, cost of sales increased to 49% during the First Nine Months of 1996 from 44% during the First Nine Months of 1995.

Cost of sales was $6.8 million during the Third Quarter of 1996, an increase of $1.8 million or 37% from the Third Quarter of 1995. As a percentage of net revenues, cost of sales increased to 49% during the Third Quarter of 1996 from 44% during the Third Quarter of 1995.

     o   Gross Profit

Gross profits were $20.5 million during the First Nine Months of 1996, an increase of $1.9 million or 10% from the First Nine Months of 1995. The Company's gross profit margin decreased to 51% for the First Nine Months of 1996 from 56% for the First Nine Months of 1995. The decrease in gross profit margin was due to the continued reduction of the average unit price reimbursed for certain clinical chemistry services and the increased costs necessary to provide an increased range of anatomic pathology testing services.

Gross profits were $7.1 million during the Third Quarter of 1996, an increase of $685,000 or 11% from the Third Quarter of 1995. The Company's gross profit margin decreased to 51% for the Third Quarter of 1996 from 56% for the Third Quarter of 1995.

The clinical laboratory industry has seen steady downward pressure on prices exerted by both government and private third-party payers. Also, payment for services such as those provided by the Company is and likely will continue to be affected by periodic reevaluations made by payers concerning which services to reimburse and which to cease reimbursing. The reduction in reimbursement rates, particularly by Medicare, has generally decreased the average unit price, and thus the average gross profit, for many of the Company's clinical laboratory services each year. In keeping with this trend, as part of the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), Congress reduced over time the national cap on Medicare clinical laboratory fee schedules. OBRA '93 was fully implemented in 1996 and has reduced the cap on Medicare clinical laboratory fee schedules to 76% of the national median. It also eliminated the annual updates of such fee schedules for the years 1994 and 1995.

With respect to the Company's tissue testing services, which are not reimbursed under the Medicare clinical laboratory fee schedules, the Medicare fees for these services also generally declined with the implementation of the resource based relative value scale ("RBRVS") system which went into effect on January 1, 1992. This program was also fully implemented in 1996 and has had the effect of reducing reimbursement for pathology testing services although not to the same extent as the Medicare reimbursement reduction for clinical laboratory services.

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

In addition, H.R. 2491 proposed that a fail-safe budget mechanism be used if projected savings were not realized in Medicare laboratory service expenditures. This fail-safe mechanism might have further reduced reimbursement for Medicare clinical laboratory services and physician services (including the Company's pathology services). The President's original Medicare counterproposal would have established competitive bidding for clinical laboratory services instead. Although these competitive bidding provisions were not included in the Medicare section of President Clinton's fiscal year 1997 budget proposal, they could resurface in future Medicare proposals if there is a need to generate more savings from the Medicare program. Furthermore, the President's support for competitive bidding has rekindled efforts within the Health Care Financing Administration ("HCFA") to initiate a Medicare demonstration project to test the savings potential of competitive bidding for Part B clinical laboratory services. If ultimately adopted, either through federal legislation or through HCFA policy, these changes would have an adverse impact on the Company's revenues.

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

     o   Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.9 million during the First Nine Months of 1996, an increase of $877,000 or 5.8% from the First Nine Months of 1995. As a percentage of net revenues, selling, general and administrative expenses decreased to 40% for the First Nine Months of 1996 from 45% for the First Nine Months of 1995. Levels of these expenditures in 1995 were abnormally elevated as a result of one-time charges for amortization, severance costs and investment write-downs incurred in the First Nine Months of 1995.

Selling, general and administrative expenses were $5.2 million during the Third Quarter of 1996, an increase of $623,000 or 14% from the Third Quarter of 1995. As a percentage of net revenues, selling, general and administrative expenses decreased to 38% for the Third Quarter of 1996 from 41% for the Third Quarter of 1995. Levels of these expenditures in 1995 were abnormally elevated as a result of one-time charges for amortization and investment write-downs incurred in the Third Quarter of 1995.

Amortization expense, severance costs, international restructuring costs and investment write-downs of approximately $2.1 million previously reported separately in 1995 were combined with the appropriate selling, general and administrative and research and development expenses beginning in 1996.

Amortization expense was $206,000 in the First Nine Months of 1996, a decrease of $954,000 or 82% from the First Nine Months of 1995. This decrease is primarily a result of the Company recording a one-time accelerated amortization charge of approximately $765,000 during the second quarter of 1995 based on management's revised estimate of future benefits anticipated from a customer list. Amortization expense was $69,000 during the Third Quarter of 1996, a decrease of $38,000 or 35% from the Third Quarter of 1995.

Severance costs were $148,000 in the First Nine Months of 1996, a decrease of $259,000 or 64% from the First Nine Months of 1995. The severance costs were due primarily to the resignation of officers in 1995 and 1996. Severance costs were $102,000 during the Third Quarter of 1996. No similar charges were recorded in the Third Quarter of 1995.

Investment write-downs were $62,000 in the First Nine Months of 1996, a decrease of $304,000 or 83% from the First Nine Months of 1995. This decrease is a result of the Company recording in the First Nine Months of 1995 (and, other than as described in the last sentence of this paragraph, not in the First Nine Months of 1996) a write-down to market value of the investment in common stock of a publicly traded company as the loss in value was deemed other than temporary in accordance with the Statement of Financial Accounting Standard 115, "Accounting for Certain Investments on Debt and Equity Securities". Investment write-downs were $50,000 in the Third Quarter of 1996. The write-down in the Third Quarter of 1996 represented the remaining investment in that common stock.

International restructuring costs of approximately $118,000 were recorded in the First Nine Months of 1995 relating to anticipated severance expenses and associated costs to close-down the Company's remaining foreign branches. No similar charges were recorded in the First Nine Months of 1996.

     o   Research and Development

Research and development expenses were $2.3 million in the First Nine Months of 1996, a decrease of approximately $1.3 million or 36% from the First Nine Months of 1995. Research and development expenses during 1995 were higher than normal because they included the costs of developing the Company's new anatomic pathology services, building the Company's database and reviewing, analyzing and clinically evaluating existing as well as new technologies. The decrease in such expenses in the First Nine Months of 1996 was principally caused by the completion in 1995 of the major portion of such expenditures for the development of the new anatomic pathology services. It should be expected that such research and development expenses will decline as a percentage of sales in 1996 as compared to 1995.

Research and development expenses were $722,000 in the Third Quarter of 1996, a decrease of approximately $678,000 or 48% from the Third Quarter of 1995.

     o   Interest Income

During the First Nine Months of 1996 interest income was earned on an average of $5.5 million of cash and cash equivalents for the period. Interest income was approximately $280,000 for the First Nine Months of 1996, an increase of $100,000 or 56% from the First Nine Months of 1995 which was caused both by higher interest rates and by investing over $4.6 million in net cash proceeds from a private placement of the Company's securities completed in October 1995. Interest income was approximately $51,000 for the Third Quarter of 1996, a decrease of $31,000 or 38% from the Third Quarter of 1995.

     o   Interest Expense

Interest expense was approximately $63,000 for the First Nine Months of 1996, a decrease of $45,000 or 42% from the First Nine Months of 1995. The decrease in interest expense was due to the periodic monthly repayments required on the $3.5 million term loan obtained in July of 1993 which bears interest at 6% per year. Interest expense was approximately $18,000 for the Third Quarter of 1996, a decrease of $15,000 or 45% from the Third Quarter of 1995.

     o   Provision for Income Taxes

Provision for income tax expense was $1.1 million for the First Nine Months of 1996, representing an increase of approximately $1.1 million from the First Nine Months of 1995. The effective tax rate was approximately 43% during both the First Nine Months of 1996 and 1995.

     o   Net Income

As a result of the foregoing, for the First Nine Months of 1996 net income was $1.5 million, an increase of approximately $1.4 million from the First Nine Months of 1995. For the Third Quarter of 1996, net income was $657,000, an increase of approximately $413,000 from the Third Quarter of 1995.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1996, the Company had total cash and cash equivalents of approximately $6 million which were invested in U.S. Treasury money market mutual funds.

The Company had working capital of $14 million at September 30, 1996 and $17 million at December 31, 1995. The working capital ratio was 3.0 to 1 at September 30, 1996 compared to 3.7 to 1 at December 31, 1995. The decrease in working capital is primarily attributable to treasury shares acquired and to increased capital expenditures in 1996 over 1995.

As of September 30, 1996, the Company has purchased 421,000 shares of its common stock, for an aggregate consideration of approximately $2.1 million. The Company's Board of Directors has authorized open market purchases for the Employee Stock Purchase Plan requirements totaling 300,000 shares and further additional open market purchases of up to 379,000 shares.

Capital expenditures during the First Nine Months of 1996 were approximately $3.3 million compared to $1.9 million during the First Nine Months of 1995, mainly for expansion of the Company's laboratory facilities as well as replacements in the normal course of operations and automation of certain existing laboratories.

Domestic trade receivables, net, were $12.3 million as of September 30, 1996, an increase of $2.8 million or 30% from December 31, 1995. The increase in trade receivables was due to the increase in revenues during the First Nine Months of 1996 over the comparable period of 1995. During the Third Quarter of 1996, the average number of days sales in domestic trade receivables was approximately 77 days as compared to 72 days for the comparable period of 1995.

In July 1993, the Company obtained a $3.5 million term loan from a bank that bears interest at 6% per year. This term loan and accrued interest is repayable in 47 monthly installments of approximately $82,000 which commenced in September 1993 plus one final payment in August 1997 equal to the remaining unpaid principal and interest. During 1995, the term loan agreement was modified to revise certain financial covenants, including those with respect to tangible net worth and debt service coverage requirements and limitations on certain expenditures. During the Third Quarter of 1996, there were no changes in the Company's existing debt agreements. Under such term loan, the Company has outstanding principal in the amount of approximately $885,000 as of September 30, 1996.

On October 5, 1995, the Company completed a $5,612,000 private placement with an investor for 1 million shares of common stock and 800,000 two-year warrants exercisable at $6.00 per share of common stock of the Company (except as otherwise described below). The Company received cash of $5,316,000 and a two-year promissory note for $296,000 bearing 7% interest. As a result of the amendment to the warrants discussed below, some or all of the warrants can be exercised at a price of $5.00 at any time on or before October 31, 1996. Upon such election the Company shall extinguish as an adjustment to the purchase price paid for such warrants, for each such warrant for which such election has been made, $0.37 of the principal amount of the note upon payment of the interest due on such extinguished amount for the outstanding period. If the 800,000 warrants are all exercised on or before October 31, 1996, the two year promissory note for $296,000 will be fully extinguished. On August 20, 1996, the Company's Board of Directors approved an amendment to the terms of the warrants to extend from October 4, 1996 to October 31, 1996, the date through which the warrants can be exercised at $5.00 per share. The amendment was approved in connection with the scheduling of the Company's Annual Meeting for October 24, 1996 to enable voting at such meeting on a proposal to enable the investor to vote shares of the Company's common stock owned by such investor and certain affiliates representing up to 20% of the total voting power of the Company's voting securities outstanding from time to time to be completed prior to the expiration of the $5.00 per share exercise price. Such proposal was approved at the Company's Annual Meeting on October 24, 1996. On October 29, 1996, the investor exercised all 800,000 warrants and in exchange for the payment of approximately $4.0 million in cash representing the aggregate exercise price of such warrants and interest on the principal amount of the two-year promissory note for the outstanding period, the Company issued to the investor 800,000 shares of its common stock and fully extinguished and cancelled the promissory note.

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

Risk Factors; Forward Looking Statements
----------------------------------------

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

PART II  OTHER INFORMATION


Item 5   Other Information
         -----------------

         In April 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan"). The Plan authorizes 700,000 shares, of which 630,000 may be issued to employees and 70,000 may be issued to outside Directors. The Plan was approved at the Company's Annual Meeting on October 24, 1996.

         The Company entered into executive  employment  agreements with Richard
         A. Sandberg and with Dr. James B. Amberson (the "Employees") on September 1, 1996. Each such agreement provides that in the event of a "Change in Control of the Company", as defined in the agreements, if the Employee's employment is terminated other than for "Cause", as defined in the agreements, he is entitled to receive one year's salary and bonus and all his stock options will vest completely. The agreements expire in September 2001 and are subject to successive automatic one-year renewals thereafter (unless certain notice is given). The employment agreements are filed herewith as exhibits 10.38 and 10.39.

         The Company has also entered into a employment agreement with Dr. James
         B. Amberson on September 1, 1996. Pursuant to the agreement, Dr. Amberson is entitled to a salary as determined by the Company and other benefits of the Company. This agreement provides that in the event of a termination of Dr. Amberson's employment for other than "Stated Cause" (as defined in the agreement), he is entitled to receive six months salary and other benefits. Subject to the foregoing, this agreement is subject to termination at will by either party. The employment agreement is filed herewith as exhibit 10.40.

         The Company entered into an employment agreement with David R. Schreiber on September 30, 1996 as the Chief Financial Officer and Senior Vice President, Finance of the Company. Salary and other compensation are disclosed in the employment agreement filed herewith as exhibit 10.42.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

     a   Exhibits

         10.38    Employment   Agreement,   dated  September  1,  1996,  by  the
                  registrant and Richard A. Sandberg.

         10.39    Employment   Agreement,   dated  September  1,  1996,  by  the
                  registrant and Dr. James B. Amberson.

         10.40    Employment   Agreement,   dated  September  1,  1996,  by  the
                  registrant and Dr. James B. Amberson.

         10.41    Severance   Agreement,   dated  September  27,  1996,  by  the
                  registrant and Carl R. Iberger.

         10.42    Employment  Agreement,   dated  September  30,  1996,  by  the
                  registrant and David R. Schreiber.

         11.1 Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

         27.1     Financial Data Schedule.

     b   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DIANON SYSTEMS, INC.




                    November 14, 1996       /s/ Kevin C. Johnson
                                            -------------------------------
                                            By: Kevin C. Johnson
                                            President and
                                            Principal Executive Officer



                    November 14, 1996       /s/ Richard A. Sandberg
                                            -------------------------------
                                            By: Richard A. Sandberg
                                                Chairman,
                                                Principal Financial Officer and
                                                Principal Accounting Officer

                                  EXHIBIT INDEX

                                                                          Page
                                                                          ----
10.38   Employment Agreement, dated September 1, 1996,                     16
        by the registrant and Richard A. Sandberg
        (filed herewith).

10.39   Employment Agreement, dated September 1, 1996,                     23
        by the registrant and Dr. James B. Amberson
        (filed herewith).

10.40   Employment Agreement, dated September 1, 1996,
        by the registrant and Dr. James B. Amberson
        (filed herewith).                                                  38

10.41   Severance Agreement, dated September 27, 1996,
        by the registrant and Carl R. Iberger
        (filed herewith).                                                  45

10.42   Employment Agreement, dated September 30, 1996,
        by the registrant and David R. Schreiber
        (filed herewith).                                                  50

27.1    Financial Data Schedule (filed herewith).                          69
