Form 10-Q/A
period 1996-09-30
DIANON SYSTEMS INC
filed 1996-11-15
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------


                                FORM 10-Q/A No. 1



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

                              DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES



The registrant hereby amends and restates in its entirety its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996. Other than a change in the dollar amount set forth in the third paragraph of "Liquidity and Capital Resources" under Item 2, the information contained in the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 as originally filed with the Securities and Exchange Commission remains unchanged.



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


As of September 30, 1996, the Company has purchased 421,000 shares of its common stock, for an aggregate consideration of approximately $2.3 million. The Company's Board of Directors has authorized open market purchases for the Employee Stock Purchase Plan requirements totaling 300,000 shares and further additional open market purchases of up to 379,000 shares.


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


                                            DIANON SYSTEMS, INC.





                    November 15, 1996       /s/ Kevin C. Johnson
                                            -------------------------------
                                            By: Kevin C. Johnson
                                            President and
                                            Principal Executive Officer



                    November 15, 1996       /s/ Richard A. Sandberg
                                            -------------------------------
                                            By: Richard A. Sandberg
                                                Chairman,
                                                Principal Financial Officer and
                                                Principal Accounting Officer

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
