Form 10-K
period 1996-12-31
DIANON SYSTEMS INC
filed 1997-03-31
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                        Commission file number 000-19392

                              DIANON Systems, Inc.
                              --------------------
              (Exact Name of Registrant as Specified in its Charter)

          Delaware                                             06-1128081
          --------                                             ----------
  (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

200 Watson Boulevard, Stratford, Connecticut                     06497
--------------------------------------------                     -----
 Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code  (203) 381-4000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
    Title of Each Class                                Which Registered
    -------------------                           ------------------------

           None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Number of shares of Common Stock outstanding as of March 14, 1997:  6,449,270

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATIONS S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

As of March 14, 1997, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $54,818,795.

                       Documents Incorporated By Reference
                                      None


                      EXHIBIT INDEX ON PAGE 55 OF 133 PAGES

                                     PART I
ITEM 1.  BUSINESS

         DIANON Systems, Inc. ("DIANON" or the "Company") is a provider of anatomic pathology and clinical chemistry testing services to physicians, patients and managed care organizations across the United States.

         Historically, the Company has been a specialized laboratory with a limited line of clinical chemistry and anatomic pathology testing services based principally on new technology purchased or licensed from test developers. This technology has been marketed directly to medical oncologists and urologists as testing and information services rather than as products or test kits.

         As a result of the Company's success in providing pathology services, the mission of the Company has been expanded to include a full line of anatomic pathology services and related information products to physicians, patients and managed care organizations throughout the United States. The Company's principal physician audience for these services includes approximately 50,000 clinicians engaged in the fields of medical oncology, urology, dermatology, gynecology and gastroenterology. The Company believes it can become one of the leading specialized providers of anatomic pathology testing services in the United States.

         While the Company continues in its traditional role of assisting developers of new technology and physicians evaluating such technology, it is expected that this activity and the Company's clinical chemistry business will represent a decreasing proportion of total revenue in future years as anatomic pathology revenues grow.

         The business of the Company is subject to a number of risks and uncertainties that could adversely affect the Company's ability to achieve its objectives. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Factors: Forward Looking Statements" for a description of various factors that could have an adverse effect on the performance of the Company.

Medical Testing Markets

         Medical laboratories offer a broad range of testing services to the medical profession. These testing services are used by physicians in the diagnosis, prognosis, monitoring and general management of diseases and other clinical conditions. The tests they use generally detect medically significant abnormalities and visual patterns in blood, tissue samples and other specimens.

         Management divides the market for medical testing into anatomic pathology testing and clinical chemistry testing and has set forth in very general terms some of the major differences between them in the table below:

                                   Anatomic Pathology Testing                   Clinical Chemistry Testing
                                   --------------------------                   --------------------------

Type of Specimen              Tissue or cells - usually obtained by        Blood or urine - usually collected by
                              a physician from a biopsy, Pap smear,        a nurse (blood) or by the patient (urine)
                              urine specimen or surgery

Technology Employed           Physician interpretation of tissue           Highly automated blood chemistries and
                              slides supplemented by special antibody      immunoassays
                              stains, DNA probes, genetic tests

1991 DIANON Net Revenues      $ 9 million                                  $18 million

1996 DIANON Net Revenues      $37 million                                  $19 million

         The Company offers a complete line of anatomic pathology testing services as well as selected clinical chemistry tests for cancer and gynecological conditions. The Company performs all testing at its main facility in Stratford, Connecticut and provides most test results to physicians within forty-eight hours. In 1996 the Company opened a specimen processing facility at the hub of its airfreight provider in Ohio in order to prepare certain specimens for more rapid processing when they arrive in Stratford and to improve overall turnaround time to the physicians. No test accounted for more than 20% of net revenues in 1996.

Information Services

         The Company's information services are used principally to assist the physician in the analysis of test results and to help managed care organizations better manage patient treatment. Patient specific reports aid the physician in analyzing multiple prognostic tests and/or correlative trends in a patient's test results, treatment, and clinical condition. Summary reports on all patients in a physician's practice allow the physician to compare test results on patients with similar conditions, review multiple patient histories, and compare his or her experience with that of physicians across the country. Similar reports help managed care organizations capture and compare utilization and diagnostic trends within their own organization, with other managed care organizations and with the Company's national database. The Company's current information services are an important part of the Company's marketing program, and while they do not specifically generate revenue they do provide important value-added services which help the Company differentiate itself from competitors.

Quality Assurance

         The Company's quality assurance program includes adherence by employees to the Standard Operating Procedures, continuing education and technical training of technologists, statistical quality control of all analytical processes, instrument maintenance, and regular inspection by governmental agencies and the College of American Pathologists.

         The Company utilizes a unique quality control program for anatomic pathology which provides a reduced number of equivocal results reported to clinicians. This program is applied to all anatomic pathology specimens. By diminishing the number of equivocal diagnoses and providing the correct diagnosis as soon as possible, the Company enables clinicians to treat patients sooner and more effectively and to reduce overall health care costs.

European Operations

         In recent years the Company has been engaged in a diagnostic testing business in Europe, principally in Germany and Spain. In 1995, the Company decided to sell or close its European operations and provided a reserve of approximately $279,000 to cover the costs of doing so. Remaining reserves for the discontinuance of operations at December 31, 1996 are approximately $155,000. The Company is in the process of liquidating the European based operations and plans to complete the liquidation process by the end of the 1997 fiscal year.

Reimbursement

         In 1996, 1995, and 1994 approximately 40%, 41%, and 34%, respectively, of the Company's net revenues were derived from testing performed for beneficiaries under the Medicare and Medicaid programs, substantially all of which was derived from the Medicare program. Revenues from testing performed for other patients are derived principally from other third-party payors, including commercial insurers, health maintenance and preferred provider organizations, patients, physicians, hospitals, and other laboratories (who in turn usually bill non-governmental third-party payors or patients). In each of 1996, 1995 and 1994, less than 10% of the Company's revenues were derived from health maintenance organizations with whom the Company has contracts. For many of the tests performed for Medicare or Medicaid beneficiaries (except clinical diagnostic laboratory tests for those individuals being treated by a hospital), laboratories are required to bill Medicare or Medicaid directly for covered services and to accept Medicare or Medicaid reimbursement as payment in full for such services. Management has elected, to date, to accept reimbursement rates set by other third-party payors as payment in full (apart from any co-payment which the payor has established) as well.

         Reimbursement rates for some services of the type or similar to the type performed by the Company have been established by Medicare, Medicaid and other third-party payors, but have not been established for all services or by all carriers with respect to any particular service. While most carriers, including Medicare, do not cover services they determine to be investigational, or otherwise not reasonable and necessary for diagnosis or treatment, a formal coverage determination is made with respect to relatively few new procedures. When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier which processes claims for reimbursement within the carrier's geographic jurisdiction. The Company receives Medicare reimbursement primarily through a single Medicare carrier. A positive coverage determination, or reimbursement without such determination, by one or more third-party payors, or clearance for market by the Food and Drug Administration ("FDA"), does not assure reimbursement by other third-party payors. A few third-party payors have denied payment for services for which the Company receives reimbursement from other payors. On occasion, Medicare or other third-party payors have decided to cease payment for one or more of the Company's services that historically have been reimbursed by them because such services are performed using test kits or other products which have not received FDA pre-market clearance or because such services may otherwise be deemed investigational or for other reasons. Furthermore, Medicare and other third-party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when such tests are ordered for other diagnoses deemed appropriate by the carrier. This practice recently has become more prevalent with respect to Medicare. Reimbursement disapprovals by the various carriers, reductions or delays in the establishment of reimbursement rates, and crrier limitations on the insurance coverage of the Company's services could have a material adverse effect on the Company's future revenues.

         Medicare Fee Schedule Payment for Clinical Chemistry Laboratory Services. In 1984, Congress adopted legislation establishing a locality-specific fee schedule reimbursement methodology with Consumer Price Index ("CPI")-related updates for clinical diagnostic laboratory testing for non-hospital patients and hospital out-patients under Medicare. (Payment for clinical chemistry laboratory services performed for Medicare in-patients is included within the prospectively determined Diagnosis Related Group rate paid to the hospital.) In addition, state Medicaid programs are prohibited from paying more than the Medicare fee schedule amount. Beginning with the consolidated Omnibus Budget Reconciliation Act of 1985 ("OBRA '85"), Congress instituted a national cap on Medicare clinical chemistry laboratory fee schedules. This national cap has been lowered each year and now is 76% of the national median. In addition, the Omnibus Budget Reconciliation Act of 1987 ("OBRA '87"), eliminated the CPI update for 1988 and, in succeeding years, Congress has often either limited or eliminated the annual CPI updates of the Medicare clinical chemistry laboratory fee schedules. Most recently, the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93") eliminated the update for the years 1994 and 1995. In 1996, however, the fee schedule update was 3.2%; the Health Care Financing Administration ("HCFA") has recently announced that the fee schedule update for 1997 will be 2.7%. However, the corresponding expected national cap increase of 2.7% may not be fully realized due to a recalculation of national medians necessitated by conversion in some carrier areas to a single statewide fee schedule. The update limitations and changes in the national cap made to date have not had, and are not expected by the Company to have, a material adverse effect on the Company's results of operations. Any further significant decrease in such fee schedules, however, could have a material adverse effect on the Company.

         Any future changes in government and other third-party payor reimbursement which may come about as a consequence of enactment of health care reform or of deficit reduction legislation also likely will continue the downward pressure on prices and make the market for clinical laboratory services more competitive. The Medicare proposal contained in the President's fiscal year 1998 budget offers an indication of the direction future Medicare reform legislation may take with respect to clinical laboratory services. The President's proposed budget would not modify the national cap on Medicare clinical chemistry laboratory fee schedules or eliminate annual updates; however, it would establish competitive bidding for clinical chemistry laboratory services. If the President's proposal failed to realize savings of at least 20% for a given year through the competitive bidding process, the Secretary of the Department of Health and Human Services ("HHS") would reduce Medicare's fees for laboratory services to achieve this targeted savings. Furthermore, the President's support for competitive bidding has rekindled efforts in the HCFA to initiate a Medicare demonstration project to test the savings potential of competitive bidding for Part B clinical laboratory services, which include the type of services provided by the Company. If ultimately adopted through legislation, these proposals likely would have an adverse impact on the Company's revenues.

         Moreover, the Congress has voiced concern that the President's budget does not yield sufficient savings to balance the budget in 2002. As a result, the Congress may propose additional savings measures, especially in the Medicare program. H.R. 2491, the Balanced Budget Act of 1995, passed by Congress and vetoed by President Clinton in December 1995, offers some indication of additional savings measures that Congress may propose in the future. Although H.R. 2491 would not have established competitive bidding for clinical chemistry laboratory services, it instead proposed that a fail-safe budget mechanism be used if projected savings were not realized in Medicare service expenditures. This fail-safe mechanism might have further reduced reimbursement for Medicare clinical chemistry laboratory services and physician services (including the Company's anatomic pathology service). In addition, H.R. 2491 would have further reduced the national cap on Medicare clinical chemistry laboratory fee schedules to 65% of the national median in 1997. It also would have eliminated annual CPI updates in the Medicare clinical chemistry laboratory fee schedules until fiscal year 2002.

         Both the Medicare proposal contained in the President's fiscal year 1998 budget and H.R. 2491 would revise the Medicare program substantially to permit beneficiaries to choose between traditional fee-for-service Medicare and several non-traditional Medicare options, including managed care plans and provider-sponsored organization plans. These non-traditional Medicare plans would have considerable discretion in determining whether and how to cover and reimburse clinical laboratory services and to limit the number of labs with which they deal. Although neither proposal would require Medicare beneficiaries to pay 20% of the fee for each clinical laboratory service, nothing in the proposals would prohibit non-traditional Medicare plans from implementing such a requirement.

         The Medicare proposal contained in the President's fiscal year 1998 budget also contains measures to establish market-oriented purchasing for Medicare, including prospective payment systems for out-patient hospital services, home health care, and nursing home care, and the use of global payments and flexible purchasing. Although the details of these proposals are yet to be developed, if implemented, they probably would increase pressure on pricing in the clinical laboratory industry and may have an adverse impact on the Company's revenues.

         Medicare changes along the lines described above are possible this year. Because of the uncertainties about the exact nature of any changes which may ultimately be adopted, however, the Company currently is unable to predict their ultimate impact on the clinical laboratory industry generally or on the Company in particular. Even apart from federal legislative action, reforms may occur at the state level and changes are occurring in the marketplace as a result of market pressures, including the increasing number of patients covered by some form of managed care. In general, these changes are likely to put a downward pressure on price, and may also act to limit access by some laboratories to some managed care patient groups. Because of the uncertainties about the exact nature, extent, and timing of any such changes, however, the Company currently is unable to predict their ultimate impact on the clinical laboratory industry generally or on the Company in particular.

         Medicare Payment for Anatomic Pathology Services. In addition to furnishing clinical chemistry laboratory testing services, the Company furnishes a number of services which are characterized for the purposes of the Medicare program as anatomic pathology services. Medicare reimbursement for these services constituted approximately 30%, 26%, and 18% of the Company's net revenues in 1996, 1995, and 1994, respectively. As of January 1, 1992, all physician services, including anatomic pathology services, have been reimbursed by Medicare based on a methodology known as the resource-based relative value scale ("RBRVS"), which was fully phased in by the end of 1996. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by the Company.

         The Medicare RBRVS payment for each service is calculated by multiplying the total relative value units ("RVUs") established for the service by a conversion factor that is set by statute. The number of RVUs assigned to each service is in turn calculated by adding three separate components, including one representing the relative work values. In 1996, HCFA completed a five-year review of the work value component and, as a result, revised the work value amount assigned to many physician services. In addition, based on a default formula established by statute, the 1997 conversion factor for nonsurgical services dropped 0.8% from 1996 to $33.8454 per conversion factor. The changes resulting from the five-year review, combined with the conversion factor reductions, resulted in an overall decrease in payment rates for pathology services of approximately 5.7% beginning January 1, 1997. Also, HCFA reduced the number of physician fee schedule payment localities from 210 to 89, effective January 1, 1997. Connecticut was one of the states that HCFA moved to a single payment locality. This modification resulted in a 3.2% decrease in the RBRVS geographic adjustment factor for physicians located in Western Connecticut, where the Company's primary operations are located.

         In the past, the Company has been able to offset a substantial portion of the impact of the reduced Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and the introduction of alternative technologies that will not depend on reimbursement through the RBRVS system. Despite these offsets, the substantial modifications to the physician fee schedule effective January 1, 1997, may have a negative effect on the Company's average unit price.

         Furthermore, as a result of the Social Security Act amendments of 1994, Medicare is required to revise the formula for calculating the practice expense component of the physicians' Medicare fee schedule from the current historical basis to a resource basis beginning January 1, 1998. In order to complete this task, HCFA hired a consultant to survey some 5,000 practices to collect aggregate practice expense data. Although HCFA terminated the survey due to a low response rate, the agency maintains that it still can meet its mandate to implement a resource-based practice expense component by January 1, 1998, by using existing data. Some concern has been expressed by physician specialty groups that this data is not adequate and that the methodology being used could result in specialty practice expenses being underestimated. At this point, HCFA is considering a variety of options for calculating practice expense revisions. It is possible that certain changes HCFA might make would have a significant negative affect on reimbursement for anatomic pathology services, including services furnished by the Company.

         With respect to potential legislative changes, the Medicare proposals contained in both the President's fiscal year 1998 budget and in H.R. 2491 would implement a single conversion factor for physician services. In 1998, this single conversion factor would likely be slightly higher than the current conversion factor for pathologists. If enacted, this increase may favorably affect or, more likely, offset to some degree the adverse impact of the other developments described above on revenues from the Company's physician pathology services. However, the Company is not able to predict the exact nature of any legislative changes affecting anatomic pathology services reimbursement, and the Company therefore currently is unable to predict the ultimate effect of any such changes on the Company.

         Other Developments Affecting Reimbursement. In 1996, approximately 16% of the Company's net revenues were in the State of New York. In September 1996, New York passed the New York Health Care Reform Act of 1996 ("NYHCRA"). The NYHCRA requires payors to pay an 8.18% surcharge on services provided by a variety of providers including independent laboratories for services rendered to residents of the State of New York. If the payor neglects to pay the 8.18% surcharge directly, providers are required to collect the surcharge plus an additional assessment of 24% for a total surcharge of 32.18%. Under the NYHCRA, it is possible that independent labs, such as the Company, will be placed at a competitive disadvantage with physician office labs and other labs whose services are not subject to the surcharge. In addition, independent labs probably will be liable for the surcharge even if the payor fails to pay the laboratory. Moreover, payors may reduce the fees they pay for laboratory services in order to offset the surcharge. The New York State Clinical Laboratory Association has brought suit against the New York State Department of Health alleging that these provisions of NYHCRA are unconstitutional under the United States and New York State Constitutions and should not be enforced. Nonetheless, these changes currently are being implemented and could have a negative impact on the portion of the Company's net revenues derived from the State of New York.

         Following a study of pricing practices in the clinical laboratory industry, the Office of the Inspector General ("OIG") of HHS conducted a study of, and in January 1990 issued a final report relating to, such practices. This report addresses how these pricing practices relate to Medicare and Medicaid. The OIG reviewed the industry's use of one fee schedule for physicians and other professional accounts and another fee schedule for patients/third-party payors, including Medicare, in billing for testing services.

         The OIG also specifically reviewed the pricing differential when profiles (or established groups of tests) are ordered. The OIG recommended that HCFA seek legislation that would allow adjustments in the Medicare fee schedules to bring the fee schedules into line with what the lower price laboratories charge physicians. The OIG also recommended that when profiles are ordered for Medicare beneficiaries that HCFA take necessary action specifically to ensure that Medicare benefits from the pricing structure used by laboratories in charging physicians for profiles. Similarly, in June 1991, the General Accounting Office ("GAO") issued a report recommending a reduction in the national cap on Medicare fee schedules for laboratory services to eliminate the disparities in laboratory pricing practices. (This recommended reduction - to 76% of the national median - was in fact enacted as part of OBRA '93.) In response to the GAO HCFA recommended that OIG initiate a legislative proposal to enhance existing authority to penalize discriminatory pricing. Existing federal law authorizes the Secretary of HHS to exclude providers from participation in the Medicare and Medicaid programs if they charge state Medicaid programs or Medicare fees "substantially in excess" of their "usual charges". On January 29, 1992, in the preamble to a Final Rule implementing program exclusion and civil money penalty authorities established under the Medicare and Medicaid Patient and Program Protection Act of 1987, the OIG considered but declined to provide any standards as to when charges for a service are considered "substantially in excess" of a provider's "usual charges". However, the OIG stated that it will continue to evaluate the billing patterns of individuals and entities, including clinical laboratories, on a case-by-case basis. The Medicaid laws in some states also have prohibitions related to discriminatory pricing. The Company employs practices similar to those examined in the 1990 OIG report discussed above in billing for its services. Depending upon the nature of any regulatory or enforcement action taken or the content of legislation, if any, which might be adopted to address this issue, the Company could experience a significant decreasein revenue which could have a material adverse effect on the Company. The legislation also provides for civil or criminal penalties or exclusion from participation in Medicare and Medicaid. The Company is unable to predict at this time whether any further regulatory, enforcement, or legislative action will be taken.

         In December 1992, an unrelated clinical laboratory, National Health Laboratories, Inc., ("NHL"), pleaded guilty to submitting false medical reimbursement claims to the United States government, and entered into a settlement which provides for payment of over $100 million. The United States government alleged that NHL, by marketing to physicians diagnostic test panels which bundled, together with a routine blood chemistry series, two other tests (ferritin and HDL cholesterol), induced physicians to order these other tests regardless of medical necessity. While NHL's additional charge to physicians for these two tests ordered as part of the NHL panel was nominal, NHL billed this Medicare program for them at full price. Since 1993, several other laboratories have reached significant financial settlements with the government in cases involving similar issues. While it is not possible to predict how broadly the United States government may seek to expand the theory of liability it developed in these cases, the Company believes its practices differ materially from those at issue and has no reason to believe that its practices are the subject of any investigation in this regard.

         In February, 1997, the OIG released a model compliance plan for laboratories that is based largely on the corporate integrity agreements negotiated with the laboratories which settled the government's enforcement actions. The Company is reviewing the model compliance plan and plans to adopt, or modify for adoption, aspects of the model plan that the Company deems appropriate to the conduct of its business. One key aspect of the corporate integrity agreements and the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. Although these requirements, and their likely effect on physician test ordering habits, focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests which make up the bulk of the Company's business, they potentially could affect physician test ordering habits more broadly. The Company is unable to predict whether, or to what extent, these developments may have an impact on the utilization of the Company's services.

Competition

         The Company provides services in a segment of the healthcare industry that is extremely competitive. The Company's actual or potential competitors include large clinical laboratories, special purpose clinical laboratories and product companies that manufacture test kits and other diagnostic tools.

         The clinical laboratory business is characterized by intense competition. The Company estimates that there are over 11,500 clinical laboratories in the United States which might be deemed actual or potential competitors for the testing business of a cancer-treating or cancer-diagnosing physician. In the U.S., anatomic pathology and clinical chemistry laboratory services are provided through physician-owned laboratories, commercial laboratories and hospital laboratories. In the U.S., there are several large clinical laboratory companies which market a "full line" of such services nationally, and which have substantially greater financial, selling, logistical and laboratory resources than the Company. These companies typically offer hundreds of different tests and management believes that these companies compete in general on quality, price and the time required to report results. The Company estimates that the three largest national clinical laboratories in the U.S. accounted for greater than 40% of the total non-hospital clinical laboratory market in 1996.

         In addition, the Company's management has identified a number of specialized laboratories in the U.S. established since 1987. None of those specialized laboratories have sales greater than 5% of the anatomic pathology market.

         The Company also processes specimens from a number of non-hospital clinical laboratories. Sales to such laboratories amounted to approximately 3% of the Company's net revenues in 1996 and 5% in 1995 and 1994.

         In  addition  to  competition   for  customers,   there  is  increasing
competition for qualified personnel, particularly in the laboratory. To date, such competition has not had an adverse impact on the Company's operations.

         Significant factors that enhance the Company's ability to compete effectively include a highly trained and knowledgeable sales force, high quality laboratory operations, accurate and consistent test results, quality of service to physicians, price and, to a lesser extent, speed of turnaround.

Patents and Proprietary Technology

         To date, the Company has not relied heavily on patents or licensed technology in its business. Tests or related diagnostic products purchased by the Company may or may not be patented. There can be no assurance that such tests or related products do not infringe patent rights of others, which could give rise to claims against the Company. Typically the Company is not indemnified against such risks. There can be no assurance that any issued patent upon which the Company relies directly or indirectly will afford protection to the Company in the face of challenges to the patent's validity.

         Other private and public entities, including universities, have filed applications for (or have been issued) patents in the Company's field and may obtain additional patents and other proprietary rights to technology that may be the same as or similar to that utilized by the Company. The scope and validity of such patents, the extent to which the Company may wish or need to acquire such rights, and the cost or availability of such rights are presently unknown. There can be no assurance that others may not obtain access to the Company's technology or independently develop the same or similar technology to that utilized by the Company.

Employees

         On December 31, 1996, the Company had 385 full-time and 35 part-time employees worldwide.

Regulatory Matters

         The Company's business is subject to governmental regulation at the federal, state and local levels, some of which regulations are described under "Laboratory", "Food and Drug Administration" and "Other" below.

         Laboratory

         The Company's laboratory is certified or licensed under the federal Medicare program, the Connecticut Medicaid program and the Clinical Laboratories Improvement Act of 1967, as amended by the Clinical Laboratory Improvement Amendments of 1988 (collectively, "CLIA '88"). Licensure is maintained under the clinical laboratory licensure laws of Connecticut, where the Company's clinical laboratory is located and under the laws of several other jurisdictions. The Company believes it has obtained all material laboratory licenses required for its operations. In addition, the laboratory is licensed by the federal Nuclear Regulatory Commission and is accredited by the College of American Pathology.

         The federal and state certification and licensure programs establish standards for the day-to-day operation of a medical laboratory, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal or state regulatory agencies. In addition, federal regulatory authorities require participation in a proficiency testing program approved by the HHS for each of the specialties and subspecialties for which a laboratory seeks approval from Medicare or Medicaid and licensure under CLIA '88. Proficiency testing programs involve actual testing of specimens that have been prepared by an entity running an approved program for testing by the laboratory.

         The Final Rule implementing CLIA '88, published by HHS on February 28, 1992, became effective September 1, 1992. HHS currently has under review the comments it received in response to the Final Rule, as well as those received in response to revisions to such rule published on January 19, 1993 and April 24, 1995. This Final Rule covers all laboratories in the United States, including the Company's laboratory. The Company has reviewed the Final Rule (and revisions thereto), including, among other things, such rule's requirements regarding laboratory administration, participation in proficiency testing, patient test management (including patient preparation, proper specimen collection, identification, preservation, transportation, processing and result reporting), quality control, quality assurance and personnel for the types of testing undertaken by the Company, and believes it to be in compliance with these requirements. However, no assurances can be given that the Company's laboratory will pass all future inspections conducted to ensure compliance with CLIA '88 or with any other applicable licensure or certification laws.

         Existing federal laws governing Medicare and Medicaid, as well as some state laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. One provision of these laws, known as the "anti-kickback law," contains extremely broad proscriptions, and relatively little regulatory guidance or judicial precedent exists concerning its application. Violation of this provision may result in exclusion from Medicare and Medicaid or criminal penalties. Pronouncements from the OIG have indicated that additional enforcement resources may be focused on financial arrangements between laboratories and physicians and other purchasers of laboratory services, including arrangements under which laboratories supply physicians' offices with phlebotomists (blood-drawing technicians) who perform additional tasks that normally are the responsibility of the physician office staff. Under another provision, known as the "Stark" law or "self-referral prohibition", physicians who have an investment or compensation relationship with an entity furnishing clinical laboratory services (including clinical chemistry and anatomic pathology services) may not, subject to certain exceptions, refer clinical laboratory testing for Medicare patients to that entity. Similarly, laboratories may not bill Medicare or Medicaid or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare and Medicaid claims for the affected testing services, as well as the imposition of civil monetary penalties. On August 14, 1995, HHS published a Final Rule implementing this prohibition on Medicare referrals. Both H.R. 2491 and the President's Medicare proposal contained modifications to the anti-kickback law and the Stark law. The provisions from H.R. 2491 have been introduced again in other bills in 1996. While these provisions in some respects ould strengthen the anti-kickback and Stark laws, in other respects they would moderate some of the current restrictions. The Company does not expect that these changes, if they are enacted, would have a major effect on the Company. The Company seeks to structure its arrangements with physicians and other providers to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means including consultation with legal counsel. However, the Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not become subject to scrutiny under them.

         Any exclusion or suspension from participation in the Medicare and Medicaid programs, any loss of licensure or accreditation, or any inability to obtain any required license or permit, whether arising from any action by HHS, any state, or any other regulatory authority, would have a material adverse effect on the Company's business. Any significant civil or criminal penalty resulting from such proceedings could have a material adverse effect on the Company's business.

         Food and Drug Administration

         The FDA regulates certain products purchased by the Company but does not currently regulate laboratory testing services which is the Company's principal business. However, the Company performs some testing services using test kits purchased from manufacturers for which final FDA pre-market clearance for sale in the United States has not been obtained by the manufacturers

("investigational test kits"). Under current FDA regulations and policies, such investigational test kits may be sold by manufacturers for investigational use if certain requirements are met. The manufacturers of these investigational test kits are responsible for marketing them under conditions meeting applicable FDA requirements. If the Company were to be substantially limited in or prevented from purchasing investigational test kits by reason of the FDA taking a new regulatory direction in this area, there could be adverse effects on the Company's ability to access new technology, which could have a material adverse effect on the Company's business.

         The FDA is currently considering new guidelines with respect to the sale of unapproved in vitro diagnostic test kits and other products that are sold under "investigational use only" or "research use only" labeling. While it is uncertain what the final substance of these guidelines will be, these guidelines could place restrictions on the distribution and use of products used by the Company to provide testing services. In addition, on March 14, 1996, the FDA published a proposed rule regarding the classification and reclassification of analyte specific reagents ("ASRs"). This proposal, if promulgated as published, could also place restrictions on the sale, distribution, labeling, and use of products used by the Company to provide testing services. The ultimate scope of the proposed rule and how various ASRs will be classified is still unclear, and thus the impact on the Company's testing services cannot be determined at this time.

         Other

         Certain federal and state laws govern the handling and disposal of medical specimens, infectious and hazardous wastes and radioactive materials. Failure to comply with such laws could subject an entity covered by these laws to fines, criminal penalties and/or other enforcement actions.

         Pursuant to the Occupational Safety and Health Act, laboratories have a general duty to provide a work place to their employees that is safe from hazard. Over the past few years, the Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in the laboratory. In addition, OSHA recently has promulgated final regulations containing requirements healthcare providers must follow to protect workers from bloodborne pathogens. Failure to comply with these regulations, other applicable OSHA rules or with the general duty to provide a safe work place could subject an employer, including a laboratory employer, to substantial fines and penalties.

Recent Developments

         On February 27, 1997, the Company announced that Kevin C. Johnson has been named as the Chief Executive Officer of the Company in addition to duties as President of the Company. In connection with this transition, the Company also announced that Richard A. Sandberg, a co-founder of the Company, has resigned as Chairman of the Company's Board of Directors while remaining as a director and consultant to the Company and that John P. Davis was appointed as non-executive Chairman of the Company's Board of Directors, for which Mr. Davis previously acted as Vice Chairman. In addition, G.S. Beckwith Gilbert has been elected as Chairman of the Executive Committee.

ITEM 2.  PROPERTIES

         The Company leases approximately 90,850 square feet of office and laboratory space in Stratford, Connecticut and Wilmington, Ohio under leases which will expire in December 1997 and May 2003 for the Stratford, Connecticut facilities and March 2001 for the Wilmington, Ohio facility, each containing renewal options (See Note 4 to the Company's consolidated financial statements included herewith). The Company leases five regional sales offices located in Florida, Maryland, North Carolina, Texas and Ohio. The terms of the leases range from one to three years.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 24, 1996, the Company held its 1996 Annual Meeting of Shareholders at which the following actions were approved: directors were elected; the Company's agreement with G.S. Beckwith Gilbert and certain of his affiliates that Mr. Gilbert and such affiliates be permitted to vote shares of the Company's Common Stock purchased by them from the Company in October 1995 representing up to 20% of the total voting power of the Company's voting securities outstanding from time to time (the"Voting Rights Proposal") was approved; the adoption of the Company's 1996 Stock Incentive Plan was approved; and the appointment of Arthur Andersen, LLP ("Arthur Andersen") as the Company's independent public accountants for the calendar year ended December 31, 1996 was ratified. At the 1996 Annual Meeting of Shareholders, Messrs. Richard A. Sandberg, Kevin C. Johnson, John P. Davis, Walter O. Fredericks, Jeffrey L. Sklar, G.S. Beckwith Gilbert and Dr. James B. Amberson were elected as directors of the Company. The vote for Messrs. Sandberg, Johnson, Davis, Fredericks, and Gilbert and Dr. Amberson's election each consisted of 5,342,400 votes for and 42,479 votes against and the vote for Dr. Sklar consisted of 5,339,982 votes for and 44,897 votes against.

The other actions taken at the Company's 1996 Annual Meeting of Shareholders were approved pursuant to the following votes:

                                                                                     Broker
                                                For        Against    Absentions   Non-Votes
                                                ---        -------    ----------   ---------

1.  Approve the Voting Rights Proposal       2,802,331     188,597      17,951     2,333,521

2.  Adopt 1996 Stock Incentive Plan          2,403,912     555,980      49,158     2,333,521

3.  Ratify appointment of Arthur Andersen
    as the  Company's  independent  public
    accountant for the calendar year ended
    December 31, 1996                        5,622,438       6,403       3,408       289,849


                                    PART II



ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
         MATTERS

         DIANON's Common Stock trades on The Nasdaq Stock Market under the symbol "DIAN". The following table shows the high and low sales prices of the Company's Common Stock quoted on the Nasdaq Stock Market, for the periods indicated below:

                                   High              Low
                                   ----              ---
         1995:
         First Quarter             6-1/8             3-3/4
         Second Quarter            5-1/4             4-3/8
         Third Quarter             5-3/4             4-7/16
         Fourth Quarter            5                 3-1/4

         1996:
         First Quarter             5-1/2             3-3/8
         Second Quarter            8-5/8             4-1/8
         Third Quarter             7-3/8             4-1/2
         Fourth Quarter            9-5/16            6-3/8

         As of March 14, 1997, the Company had approximately 2,511 shareholders of record. No dividends have been paid by DIANON and it is not anticipated that any will be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Statement of Operations:                1996       1995      1994        1993        1992
                                        ----       ----      ----        ----        ----
                                               (in thousands, except per share data)

    Net revenues(1)                  $ 56,000   $ 45,700   $ 41,017    $ 38,250    $ 34,456

    Gross profit(1)                    29,101     25,310     24,300      24,311      21,832

    Expenses:
     Selling(1)                        10,618      9,709      9,008       9,783       7,885
     Marketing                          3,160      1,811      1,856       1,911       1,807
     Research and development           3,157      5,255      4,512       4,342       3,369
     General and administrative(1)      8,666      8,100      6,641       7,123       7,204
                                     --------   --------   --------    --------    --------
          Total expenses(2)            25,601     24,875     22,017      23,159      20,265

    Income from operations              3,500        435      2,283       1,152       1,567

    Net interest income (expense)         307        181        (90)        (36)        223
    Provision for income taxes(3)       1,637        509        832         270         776
                                     --------   --------   --------    --------    --------
    Net income                       $  2,170   $    107   $  1,361    $    846    $  1,014
                                     --------   --------   --------    --------    --------
    Net income per share             $    .34   $    .02   $    .26    $    .16    $    .19
    Weighted average shares
      outstanding                       6,331      5,563      5,310       5,337       5,451
    Dividend per share                   None       None       None        None        None

Balance Sheet Data:

    Working capital                  $ 18,058   $ 16,974   $ 11,931    $ 11,110   $  11,518
    Total assets                       34,536     30,455     25,206      24,614      21,103
    Long-term obligations                 272        750      1,674       2,519         194
    Stockholders' equity               26,549     23,452     18,664      17,147      16,373

----------
(1) Since implementing the restructuring of the international operations at the end of the third quarter of 1992, international operating results have been consolidated with domestic operating results in the consolidated statements of operations. Applying the same accounting principles to prior periods, the Company's revenue, cost of goods sold, selling, general and administrative expenses for 1992 were higher by $327,000, $217,000, $1,028,000, respectively.

(2) During 1996, 1995, 1994, 1993 and 1992, non-recurring charges relating to severance, restructuring, accelerated amortization and other one-time costs of $609,000, $2,668,000, $692,000, $2,542,000 and $1,674,000, respectively, were incurred. (See Notes 2, 7, 10 and 13 to the Company's consolidated financial statements included herewith).

(3) The Company's provision for income taxes in 1995, 1994, and 1993 includes the benefit received from the utilization of tax credits. (See Note 3 to the Company's consolidated financial statements included herewith).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Results of Operations

o        Net Revenues

         Net revenues were $56 million in 1996, an increase of $10.3 million or 23% from 1995. Increased sales were attributable to increased market penetration by the Company's anatomic pathology testing services. The increase in anatomic pathology services in 1996 over 1995 was offset to some extent by a decrease in clinical chemistry and hospital based tissue testing services.

         Net revenues were $45.7 million in 1995, an increase of $4.7 million or 11% from 1994. Increased sales were attributable to increased market penetration by the Company's anatomic pathology testing services. The increase in sales in 1995 and 1994 was offset to some extent by a decrease in clinical chemistry and hospital based tissue testing services.

o        Cost of Sales

         Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics (primarily shipping and handling), and depreciation expense, was $27 million during 1996, an increase of $6.5 million or 32% from 1995. Salaries and wages were approximately $8.7 million in 1996, an increase of $2.6 million or 43% from 1995. This increase was principally due to the average number of full time equivalent laboratory employees rising from 143 in 1995 to 193 in 1996. This increase in laboratory headcount was due in part to the growth of the Company's anatomic pathology testing services in 1996. Laboratory supplies were approximately $5.7 million in 1996, an increase of $865,000 or 18% from 1995. This increase was the result of higher volume and costs for reagents used for some of the Company's testing services. Logistics were $4.6 million in 1996, an increase of $638,000 or 16% from 1995, primarily due to higher sales volume. Overhead expenses (primarily building rent, utilities and depreciation) were $7.9 million during 1996 an increase of $2.1 million or 36% over 1995. This increase was due primarily to the additional facilities oriented expenses associated with the introduction of the Company's new anatomic pathology testing service product line, specifically in the form of additional depreciation and building expenses incurred from the continued expansion and equipping of the Company's facilities. As a percentage of net revenues, cost of sales increased to 48% during 1996 from 45% during 1995.

         Cost of sales was $20.4 million during 1995, an increase of $3.7 million or 22% from 1994. Salaries and wages were approximately $6.1 million in 1995, an increase of $1.7 million or 39% from 1994. This increase was principally due to the average number of full time equivalent laboratory employees increasing from 112 in 1994 to 143 in 1995. This increase in laboratory headcount was incurred in part to support new anatomic pathology testing services and in part to prepare for anticipated growth in 1996. Laboratory supplies were approximately $4.8 million in 1995, an increase of $544,000 or 13% from 1994. This increase was the result of rising volume and increased costs for reagents used for some of the Company's testing services. Logistics were $4 million in 1995, an increase of $280,000 or 8% from 1994. This increase was due to increased sales volume. Overhead expenses (primarily building rent, utilities and depreciation) were $5.5 million during 1995, an increase of $1.1 million or 26% over 1994. This increase was due primarily to the additional facilities oriented expenses associated with the introduction of the Company's new anatomic pathology product line, specifically in the form of additional depreciation and building expenses incurred from the initial expansion and equipping of the Company's facilities. As a percentage of net revenues, cost of sales increased to 45% during 1995 from 41% during 1994.

o        Gross Profit

         As a result of the increase in sales volume in 1996, gross profit increased $3.8 million from 1995. The Company's gross profit margin decreased to 52% in 1996 from 55% in 1995. The gross profit margin continued to decrease from 1995 to 1996 due to the erosion of the average price reimbursed for certain clinical chemistry testing services and the higher costs associated with providing anatomic pathology testing services.

         Gross profit was $25.3 million in 1995, an increase of $1.0 million or 4% from 1994. As a percentage of net revenues, gross profit decreased to 55% in 1995 from 59% in 1994. The gross profit margin continued to decrease from 1994 to 1995 due to the erosion of the average price reimbursed for certain clinical chemistry testing services and the higher costs associated with providing anatomic pathology testing services.

         The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady downward pressure on prices exerted by both government and private third party payors. Also, payment for services such as those provided by the Company is and likely will continue to be affected by periodic reevaluations made by payors concerning which services to reimburse and which to cease reimbursing. The reduction in reimbursement rates, particularly by Medicare, has generally decreased the average unit price for most of the Company's clinical chemistry services each year. In keeping with this trend, as part of OBRA '93, Congress reduced over time the national cap on Medicare laboratory fee schedules. This national cap has been lowered each year and now is 76% of the national median. OBRA '93 also eliminated the annual updates of Medicare laboratory fee schedules for the years 1994 and 1995. In 1996, however, the fee schedule update was 3.2%; the HCFA has recently announced that the fee schedule update for 1997 will be 2.7%. However, the corresponding expected national cap increase of 2.7% may not be fully realized due to a recalculation of national medians necessitated by conversion in some carrier areas to a single statewide fee schedule.

         With respect to the Company's tissue testing services which are not reimbursed under the Medicare laboratory fee schedules, the Medicare fees for these services also generally declined with the implementation of the RBRVS system which went into effect in 1992 and was fully phased in by the end of 1996. The Medicare RBRVS payment for each service is calculated by multiplying the total RVU's established for the service by a conversion factor that is set by law. The number of RVU's assigned to each service is in turn calculated by adding three separate components, including one representing the relative work values. In 1996, HCFA completed a five-year review of the work value component and, as a result, revised the work value amount assigned to many physician services. In addition, based on a default formula established in law, the 1997 conversion factor for nonsurgical services dropped 0.8% from 1996 to $33.8454 per conversion factor. The changes resulting from the five-year review, combined with the conversion factor reductions, resulted in an overall decrease in payments for pathology services of approximately 5.7% beginning January 1, 1997. Also, HCFA reduced the number of physician fee schedule payment localities from 210 to 89, effective January 1, 1997. Connecticut was one of the states that HCFA moved to a single payment locality. This modification created a 3.2% decrease in the RBRVS geographic adjustment factor for physicians located in Eastern Connecticut, where the Company's primary operations are located. In the past, implementation of the RBRVS program has had the effect of reducing prices, and thus the gross profit, of the Company. The recent substantial RBRVS adjustments are likely to continue this trend.

         Furthermore, as a result of the Social Security Act amendments of 1994, Medicare is required to revise the formula for calculating the practice expense component of the physicians' Medicare fee schedule from the current historical basis to a resource basis beginning January 1, 1998. Some concern has been expressed by physician specialty groups that this data HCFA plans to use for these revisions is not adequate and that the agency's methodology could result in specialty practice expenses being underestimated. At this point, HCFA is considering a variety of options for calculating practice expense revisions. It is possible that certain changes HCFA might make would have a significant negative affect on reimbursement, and thus gross profit, for anatomic pathology services. Practice expenses currently account for approximately 42% of the physicians' Medicare fee schedule payment amount.

         Any future changes in government and other third-party payor reimbursement which may come about as a consequence of an enactment of health care reform or of deficit reduction legislation also likely will continue the downward pressure on prices and make the market for clinical laboratory services more competitive. Changes in government reimbursed medicare, as previously described in the reimbursement section are possible this year. Because of the uncertainties about the exact nature of any changes which may ultimately be adopted, however, the Company currently is unable to predict their ultimate impact on the clinical laboratory industry generally or on the Company in particular. Even apart from federal legislative action, reforms may occur at the state level and changes are occurring in the marketplace as a result of market pressures, including the increasing number of patients covered by some form of managed care. In the past, the Company has offset a substantial portion of the impact of price decreases and coverage changes through the achievement of economies of scale and other strategies such as more favorable purchase contracts and the introduction of alternative technologies. However, if price decreases (for example arising from the proposed Medicare changes discussed above) or coverage changes were to be rapidly and fully implemented, they would be likely to have an adverse impact on gross profits from the Company's testing services until management was able to mitigate such impact. Furthermore, in recent years the Company's gross profit margin has trended down from over 60% to about 52%, and there can be no assurances that such trends may not continue.

o        Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $22 million during 1996, an increase of $4.9 million or 29% from 1995. General and administrative expenses were $11.6 million in 1996, an increase of $3.0 million or 35% from 1995. These increases were primarily attributed to higher sales levels resulting in increased selling, general and administrative activities of the Company. As a percentage of net revenues, selling, general and administrative expenses increased to 39% in 1996 from 37% in 1995.

         Selling, general and administrative expenses were $17.1 million during 1995, an increase of $249,000 or 1% from 1994. General and administrative expenses were $8.6 million in 1995, an increase of $234,000 or 3% from 1994. These increases were primarily attributed to higher sales levels resulting in increased selling, general and administrative activities of the Company. As a percentage of net revenues, selling, general and administrative expenses decreased to 37% in 1995 from 41% in 1994.

o        Research and Development

         Research and development expenses include the costs of building the Company's database and the review, analysis and clinical evaluation of existing as well as new technologies. Research and development expenses were $3.1 million in 1996, a decrease of approximately $2.1 million or 40% from 1995. This decrease in 1996 is primarily due to the completion in 1996 of the major portion of expenditures for the development of the new anatomic pathology services. As a percentage of net revenues, research and development expenses decreased to 6% during 1996 compared to 12% in 1995. With the completion of such development activities, it is expected that such expenditures will represent a smaller percentage of sales in future years.

         Research and development expenses were $5.3 million in 1995, an increase of approximately $743,000 or 16% from 1994.

o        Amortization Expense

         Amortization expenses were $399,000 in 1996, a decrease of approximately $866,000 or 68% from 1995. In the fourth quarter of 1996, the Company recorded an extraordinary accelerated amortization charge of approximately $44,000 based on management's estimate of future benefits anticipated from a customer list (compared to a $765,000 accelerated amortization charge in 1995).

         Amortization expenses were $1.3 million in 1995, an increase of approximately $723,000 or 133% from 1994. In the second quarter of 1995, the Company recorded an extraordinary accelerated amortization charge of approximately $765,000 based on management's estimate of future benefits anticipated from a customer list (no such charge was recorded in 1994).

         Amortization expense, severance costs, investment write-down and restructuring costs have been included in general and administrative and research and development expenses in the consolidated statements of operations in the Company's consolidated financial statements included herewith.

o        Severance Costs

         During 1996, the Company recorded a reserve of approximately $148,000 for severance costs as a result of the resignation of certain officers of the Company. Severance costs are expected to be paid by the end of the second quarter of 1997.

         During 1995, the Company recorded a reserve of approximately $595,000 for severance costs as a result of the streamlining its operating expenses and the resignation of certain officers of the Company. Severance costs were paid by the end of the second quarter of 1996.

         Amortization expense, severance costs, investment write-down and restructuring costs have been included in general and administrative and research and development expenses in the consolidated statements of operations in the Company's consolidated financial statements included herewith.

o        Investment Write-down

         During 1996 and 1995, the Company recorded charges of $62,000 and $530,000, respectively, to write down the investment in common stock of a publicly traded company to market value as the loss in value was deemed other than temporary in accordance with Statement of Financial Accounting Standard
115, "Accounting for Certain Investments in Debt and Equity Securities". The Company plans to sell its remaining 24,386 shares of common stock of such company in 1997.

         Amortization expense, severance costs, investment write-down and restructuring costs have been included in general and administrative and research and development expenses in the consolidated statements of operations in the Company's consolidated financial statements included herewith.

o        Restructuring Costs

         In 1995, the Company provided a reserve of $279,000 due to management's decision to discontinue European based operations. Remaining reserves for the discontinuance of such operations at December 31, 1996 are approximately $155,000. The Company is in the process of liquidating the European based operations and plans to complete the liquidation process by the end of the 1997 fiscal year.

         Amortization expense, severance costs, investment write-down and restructuring costs have been included in general and administrative and research and development expenses in the consolidated statements of operations in the Company's consolidated financial statements included herewith.

o        Interest Income

         Cash and cash equivalents as of December 31, 1996 was approximately $7.5 million of which approximately $6 million was invested at year end. The Company's interest income was approximately $384,000 for 1996, an increase of approximately $67,000 or 21% from 1995.

         Cash and cash equivalents as of December 31, 1995 was approximately $11 million. Approximately $4.6 million came from a private placement in October 1995. The Company's interest income was approximately $317,000 for 1995, a increase of approximately $214,000 or 207% from 1994 which was caused both by higher interest rates and by investing over $4.6 million from the private placement completed in October 1995.

o        Interest Expense

         Interest expense was approximately $77,000 for 1996, a decrease of $59,000 or 43% from 1995. The decrease in interest expense during 1996 was due to the pay-down of a portion of the $3.5 million term loan obtained in July 1993 which bears interest at 6% per year.

         Interest expense was approximately $136,000 for 1995, a decrease of $58,000 or 30% from 1994. The decrease in interest expense during 1995 was due to the pay-down of a portion of the $3.5 million term loan obtained in July 1993.

o        Provision for Income Taxes

         Provision for income tax expense was approximately $1,637,000 for 1996, representing an increase of approximately $1.1 million or 222% from 1995 as a result primarily of higher pretax income (pretax income increased 518%). The effective tax rate was 43% during 1996 compared to 83% for 1995.

         Provision for income tax expense was approximately $509,000 for 1995, representing a decrease of approximately $323,000 from 1994 as a result of lower pretax income. The effective tax rate was 83% during 1995 compared to 38% for 1994. The increase in the effective tax rate during 1995 was due to certain expenses not being deductible for tax purposes including $530,000 arising from the write-down of the investment in common stock of a publicly traded company.

o        Net Income

         As a result of the foregoing, 1996 net income was $2.2 million as compared to $107,000 in 1995. Net income for 1995 decreased approximately $1.3 million or 92% from 1994. Net income for 1995 includes approximately $2.2 million in pretax extraordinary charges relating to severance, restructuring and other extraordinary costs as compared to $254,000 for similar charges in 1996.

o        Earnings Per Share

         Earnings per share were $.34 in 1996, as compared to $.02 in 1995. The extraordinary charges incurred in 1995 (described in the immediately succeeding paragraph) represented approximately a $.23 reduction in 1995 earnings per share (using an approximate pro forma 41% effective tax rate). Extraordinary charges were substantially less in 1996, representing approximately a $.02 reduction in 1996 earnings per share (using an approximate pro forma 41% effective tax rate).

         Earnings per share were $.02 in 1995, as compared to $.26 in 1994. The non-recurring charges for the accelerated amortization of a customer list recorded in the second quarter of 1995 for $765,000, the write-down of investment for $530,000, the international restructuring reserve for $279,000 and the severance costs for $595,000 represented approximately a $.23 reduction in 1995 earnings per share using a pro forma effective tax rate of approximately 41%.

o        Liquidity and Capital Resources

         As of December 31, 1996, the Company had total cash and cash equivalents of $7.5 million which was invested in a fund holding U.S. Treasury securities with maturities of less than three months.

         As of December 31, 1996, the Company had working capital of $18.1 million compared to $17.0 million at December 31, 1995. The working capital ratio as of December 31, 1996 was 3.4 to 1 compared to 3.7 to 1 at December 31, 1995.

         Domestic trade receivables, net, were $15.2 million as of December 31, 1996, an increase of $5.7 million or 61% from December 31, 1995. During the fourth quarter of 1996, the average number of days sales in domestic trade receivables was approximately 79 days as compared to 65 days for the comparable period of 1995. The increase in average number of days sales was a result of increased volume in the growth of the Company's anatomic pathology services and increased complexity of billing for anatomic pathology services.

         Capital expenditures for 1996, 1995 and 1994 were $3.4 million, $2.3 million and $1.6 million, respectively. Capital expenditures for 1996 were mainly for the expansion of the Company's laboratory facilities. Approximately $1.9 million related to leasehold improvements to expand the Company's physical plant in Stratford, CT and to develop the Company's new specimen processing facility in Wilmington, OH.

         In July 1993, the Company obtained a $3.5 million term loan from a bank bearing interest at 6% per year and payable over a 47 month period. During 1995, the loan agreement was modified to revise certain financial covenants, including those with respect to tangible net worth and debt service coverage requirements and limitation on certain expenditures. The principal outstanding under such term loan is approximately $650,000 as of December 31, 1996 (See Note 11 to the Company's consolidated financial statements included herewith).

         On October 5, 1995, the Company completed a $5,612,000 private placement with an investor for one million shares of Common Stock and a two-year warrant for 800,000 shares exercisable at $6.00 per share of Common Stock (except as otherwise described below). The Company received cash of $5,316,000 and a two-year promissory note for $296,000 bearing 7% interest. Some or all of the warrants could be exercised at a price of $5.00 at any time on or before October 31, 1996. Upon such election the Company would be required to extinguish as an adjustment to the purchase price paid for such warrants, for each such warrant for which such election has been made, $0.37 of the principal amount of the note upon payment of the interest due on such extinguished amount for the outstanding period. If the warrants for 800,000 shares were all exercised on or before October 31, 1996, the two year promissory note for $296,000 would be fully extinguished. On August 20, 1996, the Company's Board of Directors approved an amendment to the terms of the warrants to extend from October 4, 1996 to October 31, 1996, the date through which the warrants could be exercised at $5.00 per share. The amendment was approved in connection with the scheduling of the Company's Annual Meeting for October 24, 1996 to enable voting at such meeting on the Company's agreement to enable the investor to vote shares of the Company's common stock owned by such investor and certain affiliates representing up to 20% of the total voting power of the Company's voting securities outstanding from time to time to be completed prior to the expiration of the $5.00 per share exercise price. The Company's agreement was approved at the Company's Annual Meeting on October 24, 1996. On October 29, 1996, the investor exercised warrants for all 800,000 shares and in exchange for the payment of approximately $4.0 million in cash representing the aggregate exercise price of such warrants and interest on the principal amount of the two-year promissory note for the outstandng period, the Company issued to the investor 800,000 shares of its Common Stock and fully extinguished and cancelled the promissory note.

         As of December 31, 1996, the Company had purchased 117,196 shares of Common Stock as required by its Employee Stock Purchase Plan ("ESPP"). The Company's Board of Directors has authorized additional acquisitions for ESPP requirements for further additional share repurchases costing up to $2,000,000.

         The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

Risk Factors; Forward Looking Statements

         The Management's Discussion and Analysis and the information provided elsewhere in this 10K (including, without limitation, in the third and fourth paragraphs of "Item 1. Business" and under "Gross Profit" and "Liquidity and Capital Resources" above) contain forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by the Company to beneficiaries of the Medicare program (see e.g. Item 1 - Business - "Reimbursement"); being deemed to be not in compliance with Federal or state regulatory requirements (see e.g. Item 1 - Business - "Regulatory"); the uncertainties relating to the ability of the Company to convince physicians and/or managed care organizations to use the Company as a provider of anatomic pathology testing services; the ability of the Company to maintain superior quality relative to its competitors; the ability of the Company to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of anatomic pathology testing by out-of-state laboratories; the ability of the Company to find, attract and retain qualified management and technical personnel; the uncertainties associated with competitive pressures from the large national laboratories, small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery.

                                    PART III


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements and schedule and the reports of independent public accountants thereon appear beginning on page F-2. See index to such consolidated financial statements and schedules and reports on page F-1.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information with respect to the principal occupation or employment, other affiliations and business experience of each director and executive officer during the last five years has been furnished to the Company by such director or executive officer. Except as indicated, each of the directors and executive officers has had the same principal occupation for the last five years.

Information Regarding Directors

         Set forth below is certain information concerning each director of Dianon Systems, Inc.

         Richard A. Sandberg, age 54, is a founder of the Company, and served as either Chief Executive Officer or Co-Chief Executive Officer and as a director from the Company's inception until May 1996. Mr. Sandberg also served as Chairman of the Board from 1989 to February 1997. He currently serves the Company as a Director and consultant. Mr. Sandberg also serves as a Director of UroMed Corporation.

         Kevin C. Johnson, age 42, a Director since May 1996, has served as President since May 1996, when he joined the Company. In February 1997, he was given the additional title of Chief Executive Officer. Formerly, Mr. Johnson was with Corning Inc., a manufacturer of specialty materials and a provider of laboratory services, for eighteen years, serving most recently as Vice President and General Manager of Corning Clinical Laboratories' largest region in Teterboro, New Jersey.

         John P. Davis, age 55, a Director since 1984, is President and Chief Executive Officer of Calypte Biomedical Corp., a diagnostic products company. From 1984 to January 1995, Mr. Davis was an officer of the Company. Mr. Davis joined the Company in January 1984 as President and Chief Operating Officer, and subsequently became co-Chief Executive Officer in 1992 and Chief Executive Officer in 1994. In January 1995, Mr. Davis resigned as Chief Executive Officer of the Company and became Vice Chairman of the Board. As of February 1997, Mr. Davis was elected non-executive Chairman of the Board. Mr. Davis also serves as a Director of PepGen Corporation.

         Walter O. Fredericks, age 57, a Director since 1989, is Chairman, President and Chief Executive Officer of Lifecodes Corporation and Chairman of Cellmark Diagnostics, Inc., both of which are in the human identity testing and product supply field. Mr. Fredericks is also President and Chairman of Electronic Instruments International Corporation, a manufacturer of electronic instrumentation.

         Jeffrey L. Sklar, age 49, a Director since 1994, is director, Division of Diagnostic Molecular Biology, Department of Pathology, Brigham and Women's Hospital. Dr. Sklar is Professor of Pathology, Harvard Medical School, and since 1992, Dr. Sklar has also served as Director, Molecular Diagnostic Laboratory, Dana-Farber Cancer Institute. Dr. Sklar presently serves on the Editorial Boards of the American Journal of Pathology and Genes, Chromosomes, and Cancer. In addition, Dr. Sklar serves on the Scientific Advisory Committee for Clinical Science, The Fred Hutchinson Cancer Center, Seattle, Washington; the Scientific Advisory Committee, New England Primate Research Center, Harvard University; and the Pathology B Study Section, National Institutes of Health. Dr. Sklar holds an M.D. and Ph.D. from Yale University and a M.A. (honorary) from Harvard University.

         G. S. Beckwith Gilbert, age 55, a Director since October 1995, is President, Chief Executive Officer and a Director of Field Point Capital Management Company in Greenwich, Connecticut, a merchant banking firm. Mr. Gilbert is also a partner of Wolsey & Co., a merchant banking firm. Mr. Gilbert serves as a Director of Davidson Hubeny Brands, Inc. and TMS Technologics, Inc. Mr. Gilbert is a graduate of Princeton University and has an M.B.A. from New York University. In February 1997, Mr. Gilbert was elected Chairman of the Executive Committee.

         James B. Amberson, age 45, a Director since January 1995, is Senior Vice President, Operations and Chief Medical Officer. Dr. Amberson joined DIANON in 1989 as Director, Cytometry Business Unit, and has served as Vice President of Pathology Services, Vice President of Medical Affairs and Senior Vice President and General Manager of the Anatomic Pathology Unit before his present position. Prior to joining the Company, he was Assistant Professor of Pathology, Cornell University Medical College for six years. Dr. Amberson holds an M.D. from Johns Hopkins University, and an M.B.A. from Columbia University School of Business.

Compensation of Directors

         Directors who are not employees of the Company are paid $1,500 for each meeting of the Board of Directors attended in person and $500 for each meeting attended by telephone. In addition, committee members are paid $500 for each committee meeting attended which does not occur on the same day as a Board meeting. Directors are also reimbursed for expenses to attend meetings of the Board and its committees. In addition, the Company has made payments to Brigham & Women's Hospital, Inc. for which Dr. Sklar is director, Division of Diagnostic Molecular Biology, Department of Pathology. (See Note 6 to the Company's consolidated financial statements included herewith.)

         Pursuant to the Company's 1996 Stock Incentive Plan, Directors who are not employees of the Company receive (i) automatic initial and quarterly grants of stock options with tandem limited stock appreciation rights beginning July 1995, (ii) automatic quarterly grants of shares of Common Stock beginning January 1997 and (iii) additional stock options or other equity awards to the extent granted by the Board of Directors in its discretion.

         Each initial and quarterly stock option which is automatically granted under such plan is exercisable for that number of shares obtained by dividing $5,000 by the closing price of the Common Stock on the date of grant and is exercisable at that price. Each such option has a 10-year term and vests with respect to 10% of the underlying shares on the date which is three months after the date of grant, and an additional 10% at the end of each three-month period thereafter. Each such option can be exercised for five years following a director's termination of service to the extent it had vested prior to termination. Each automatic quarterly stock grant is for the number of shares obtained by dividing $2,000 by the closing price of the Common Stock on the date of grant, and is fully vested at grant.

         In November 1996, pursuant to authorization by the Board of Directors, the Company granted to Dr. Sklar options to purchase 10,000 shares of Common Stock at an exercise price of $6.375 to compensate him for his services as a Director, which options vested 40% on grant with the remaining options vesting 20% on each of August 4, 1997, August 4, 1998 and August 4, 1999. Such grant is a replacement of options to purchase 10,000 shares of Common Stock authorized but not accepted by Dr. Skar in 1994 due to the conditions of his employment by Brigham & Women's Hospital, Inc. In October 1996, pursuant to authorization by the Board of Directors, the Company granted options to purchase 10,000 shares of Common Stock at an exercise price of $7.125 per share to Mr. de Bruin in replacement of options issued in June 1993 which were due to expire in June 2000 and were 60% vested as of October 1996 with the remaining options vesting 20% on each of June 4, 1997 and June 4, 1998. These replacement options vested 100% in October 1996 and expire ten years from the date of grant.

         Messrs. Sandberg and Johnson and Dr. Amberson received no additional compensation during 1996 for their services as directors of the Company.

Information Regarding Executive Officers

         David R. Schreiber, age 37, has served as Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary since November 1996 when he joined the Company. Formerly, Mr. Schreiber was with Corning Clinical Laboratories for 10 years, serving most recently as Vice President and General Manager of the laboratory's Midwest region. Mr. Schreiber holds an M.B.A. from Northern Illinois University.

         Robert C. Verfurth, age 37, joined the Company in February 1989 as a Sales Representative. He subsequently served as Southeast Regional Sales Manager, National Accounts Manager, and Director of Sales. He has served as Vice President, Sales since December 1996. Before joining the Company, Mr. Verfurth was a captain in the U.S. Air Force. Mr. Verfurth holds an M.S. from the University of Southern California.

         James T. Barry, age 35, joined the Company in July 1989 as Corporate Recruiter and subsequently served as Director of Managed Care. He has served as Vice President of Marketing & Technology since December 1996. Before joining the Company, Mr. Barry was a major in the U.S. Marine Corps. Mr. Barry holds a B.A. from Rhode Island College.

         Steven T. Clayton, age 30, has served as Vice President, Information Services since he joined the Company in December 1996. Prior to joining the Company, Mr. Clayton was with Corning Clinical Laboratories for nine years serving most recently as the Midwest Regional Director of Information Systems. Mr. Clayton holds an A.S.M. from Thomas Edison State College.

         For information with respect to Mr. Johnson and Dr. Amberson, who are also directors, see ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- Information Regarding Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the fiscal year ended December 31, 1996, all Section 16(a) reporting requirements applicable to its officers, directors and greater than ten percent beneficial shareholders were complied with except for the following:
Messrs. Johnson, Schreiber, Clayton, Verfurth and Barry each were late in filing their initial Form 3 when becoming subject to the Section 16 reporting requirements. Drs. Amberson and Sklar each filed a late report with respect to one transaction. Mr. Gilbert filed a late report with respect to five outside director option grants that became effective upon shareholder approval of the 1996 Stock Incentive Plan at the Company's Annual Meeting of Shareholders on October 24, 1996.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the following named executive officers: (i) the person who served as Chief Executive Officer ("CEO") during 1996, (ii) the four executive officers other than the CEO serving at December 31, 1996 whose total salary and bonus for 1996 exceeded $100,000, and (iii) two additional executive officers who terminated employment with the Company during 1996.

                                                      SUMMARY COMPENSATION TABLE
                                                                                Long Term
                                                 Annual Compensation           Compensation
                                         -----------------------------------   ------------
                                                                                Long Term
                                                                   Other        Securities
      Name and                                                     Annual       Underlying        All Other
  Principal Position          Year       Salary   Bonus         Compensation    Options (4)     Compensation
  ------------------          ----       ------   -----         ------------    -----------     ------------

Richard A. Sandberg (1)       1996     $212,500  $20,000       $    --               --         $ 3,681 (2)
Chairman of the Board and     1995      212,500   36,975            --               --           3,681
  Chief Executive Officer     1994      203,280   47,902            --           20,000           3,681

Kevin C. Johnson (3)          1996      174,520   50,000 (4)        --          200,000           1,507 (5)
President and Director

David R. Schreiber            1996       29,231   80,000 (6)        --           50,000           1,742 (7)
Sr. Vice President Finance,
Chief Financial Officer and
  Corporate Secretary

James B. Amberson, M.D.       1996      200,013   47,869            --           15,000           2,530 (8)
Senior Vice President,        1995      185,465   36,997            --           25,000           2,104
  Operations and Chief        1994      173,764   39,230            --           31,500          12,889
  Medical Officer and
  Director

Albert A. Luderer, Ph.D. (9)  1996      171,191   29,206            --               --           9,199 (11)
Vice President, Technology    1995      163,369   41,758         4,190 (10)       10,000          8,530
                              1994      155,048   27,110         2,214 (10)       26,000         22,639

Carl R. Iberger(12)           1996       88,587   13,212            --                --          71,318 (13)
Vice President, Finance and   1995      108,952   27,788            --                --           3,144
   Administration and         1994      103,981   17,847            --            26,800           3,465
   Corporate Secretary

Daniel J. Cronin (14)         1996       89,048   13,564            --                --           6,368 (15)
Vice President, Management    1995       91,038   18,995            --             4,000           3,092
  Information Systems         1994       79,615   15,904            --            15,800             726



----------
(1) Mr. Sandberg ceased serving as Chief Executive Officer of the Company in May 1996, while continuing to serve as an employee holding the title Chairman of the Board. As of February 1997, Mr. Sandberg resigned as Chairman of the Board. He continues to serve as a Director and consultant to the Company.

(2) The $3,681 indicated for Mr. Sandberg represents contributions paid by the Company pursuant to the Company's 401(K) Retirement Plan and premiums paid by the Company for term life insurance which for 1996 amounted to $1,500 and $2,181, respectively.

(3) Mr. Johnson joined the Company as President in May 1996 and was elected to the position of Chief Executive Officer in February 1997.

(4) The $50,000 indicated for Mr. Johnson represents a sign-on bonus he received when he joined the Company in May 1996.

(5) The $1,507 indicated for Mr. Johnson represents premiums paid by the Company for term life insurance.

(6) The $80,000 indicated for Mr. Schreiber represents a sign-on bonus he received when he joined the Company in November 1996.

(7) The $1,742 indicated for Mr. Schreiber represents relocation costs paid in 1996.

(8) The $2,530 indicated for Dr. Amberson represents contributions paid by the Company pursuant to the Company's 401(K) Retirement Plan and premiums paid by the Company for term life insurance which for 1996 amounted to $1,500 and $1,030, respectively.

(9)  Dr. Luderer resigned as Vice President, Technology in January 1997.

(10) The amounts indicated for 1995 and 1994 for Dr. Luderer are relocation tax gross-ups.

(11) The $9,199 indicated for Dr. Luderer includes deferred compensation under the Company's vacation banking policy accrued for during 1996, contributions paid by the Company pursuant to their 401(K) Retirement Plan, and premiums paid by the Company for term life insurance which for 1996 amounted to $6,681, $1,300 and $1,218, respectively.

(12) Mr. Iberger resigned as Vice President, Finance and Administration and as Corporate Secretary in September 1996.

(13) The $71,318 indicated for Mr. Iberger represents severance pay, contributions paid by the Company pursuant to the Company's 401(K) Retirement Plan and premiums paid by the Company for term life insurance which for 1996 amounted to $69,339, $1,500 and $479, respectively.

(14) Mr. Cronin resigned as Vice President, Management Information Systems in December 1996.

(15) The $6,368 indicated for Mr. Cronin represents severance pay, contributions paid by the Company pursuant to the Company's 401(K) Retirement Plan and premiums paid by the Company for term life insurance which for 1996 amounted to $5,452, $520 and $396, respectively.

         Employment and Severance Agreements

         In January 1995, Mr. Davis resigned his full-time employment and officer position with the Company. The Company paid approximately $257,000 during 1995 and $21,000 during 1996 for severance benefits to Mr. Davis. As part of the severance agreement, during 1995 stock options to purchase 69,916 shares of Common Stock at exercise prices ranging from $4.56 to $10.75 were cancelled and stock options to purchase 116,084 shares of Common Stock with exercise prices ranging from $8.00 to $10.75 were amended to set their exercise price at $5.25. These amended options vested 25% in March 1995 and the remaining 75% in January 1997.

         The Company entered into an employment agreement with Mr. Johnson on May 2, 1996 as President of the Company. The agreement provides for an initial base salary of $275,000 per annum, the grant of options to purchase 200,000 shares of Common Stock with a 10-year term and an exercise price of $5.69, stock grants of 15,000 shares of Common Stock on each of January 2, 1997 and January 2, 1998 provided Mr. Johnson continues to be employed by the Company, a signing bonus of $50,000 and a loan of $150,000. The loan carries an interest rate of 5.9%, payable annually, and is repayable upon termination of Mr. Johnson's employment by the Company. If Mr. Johnson continues to be employed by the Company, the loan principal will be forgiven at the rate of $2,500 per complete month of employment from January 31, 1998 through December 31, 2002. This agreement provides that in the event of a termination of Mr. Johnson's employment other than for "Cause", as defined in the agreement, he is entitled to receive one year's salary and other benefits. Subject to the foregoing, this agreement is subject to termination at will by either party.

         The Company entered into executive  employment  agreements with Richard
A. Sandberg and Dr. James B. Amberson (the "Employees") on September 1, 1996. Each such agreement provides that in the event of a "Change in Control of the Company", as defined in the agreements, if the Employee's employment is terminated other than for "Cause", as defined in the agreements, he is entitled to receive one year's salary and bonus and all his stock options will vest completely. The agreements expire in September 2001 and are subject to successive automatic one-year renewals thereafter (unless certain notice is given).

         The Company also entered into an employment agreement with Dr. James B. Amberson on September 1, 1996. Pursuant to such agreement, Dr. Amberson is entitled to a salary as determined by the Company and other benefits of the Company. This agreement provides that in the event of a termination of Dr. Amberson's employment for other than "Stated Cause" (as defined in the agreement), he is entitled to receive six months salary and other benefits. Subject to the foregoing, this agreement is subject to termination at will by either party.

         During the third quarter 1996, the Company recorded a charge of $133,933 for severance benefits relating to Messrs. Iberger and Cronin, two officers of the Company who resigned their full-time employment and officer positions in September 1996 and December 1996, respectively. The Company is paying Mr. Cronin severance payments of $7,270 per month for the period of four months after his termination and for the following two months if he has not obtained other employment. Mr. Iberger received a lump sum payment of $60,000 and is receiving severance payments totaling approximately $27,000 for the period of nine months after his termination.

         The Company entered into an employment agreement with David R. Schreiber on September 30, 1996 as the Chief Financial Officer and Senior Vice President, Finance of the Company. The agreement provides for an initial base salary of $190,000 per annum, the grant of options to purchase 50,000 shares of Common Stock with a 10-year term and an exercise price of $6.625, a signing bonus of $80,000 and stock grants of 7,500 shares of Common Stock on April 1, 1997 if Mr. Schreiber continues to be employed by the Company on such date. This agreement provides that in the event of a termination of Mr. Schreiber's employment other than for "Cause", as defined in the agreement, he is entitled to receive one year's salary (and certain other benefits) if such termination occurs within the first year of employment or six months after the Company is acquired by another business entity or six month's salary (and certain other benefits) if such termination occurs after the first year of employment. Subject to the foregoing, this agreement is subject to termination at will by either party.

         The Company entered into an employment agreement with Steven T. Clayton on November 18, 1996 as Vice President, Information Services of the Company. The agreement provides for an initial base salary of $120,000 per annum, a signing bonus of $14,000 and the grant of options to purchase 15,000 shares of Common Stock with a 10-year term and an exercise price of $7.875.

         Richard A. Sandberg resigned as Chairman of the Board and as an officer of the Company effective February 27, 1997. In connection with his resignation, the Company and Mr. Sandberg entered into an agreement pursuant to which the Company agreed to employ Mr. Sandberg, and Mr. Sandberg agreed to be employed, as a consultant to the President until February 28, 1998 or his earlier death, disability, resignation, or termination for cause (as defined in the agreement). Such agreement provides for Mr. Sandberg to receive annual base compensation of $232,000 plus all benefits provided to management employees of the Company other than participation in management incentive programs. In addition such agreement provides that all options to purchase Common Stock held by Mr. Sandberg as of February 27, 1997 became fully vested on such date to the extent not previously vested. Mr. Sandberg also has the right to sell any or all of such options to the Company at any time on or before May 28, 1997 for an amount per share subject to the option equal to the difference between $10.875 and the per share exercise price of the option. If such agreement is not otherwise renewed by mutual agreement of the Company and Mr. Sandberg, it terminates by its terms on February 28, 1998, in which event for six months after such termination, Mr. Sandberg will be entitled to severance pay of $19,333 per month plus medical insurance premiums and car allowance. Under these circumstances, 20,000 shares of Mr. Sandberg's stock options will terminate in May 1998 and 156,000 shares will terminate in February 2000. Mr. Sandberg has agreed that he will not compete with the Company within the United States for a period of two years after the termination of his employment as a consultant pursuant to this agreement.

         Stock Options

         The following table shows, as to the named executive officers of the Company, information about option grants in the last fiscal year. The Company, as of December 31, 1996, has not granted any Stock Appreciation Rights to officers.

                                              OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             Potential Realizable
                              Number of      % of Total                                         Value at Assumed
                              Securities       Options                                     Annual Rates of Stock Price
                              Underlying     Granted to   Exercise or                    Appreciation for Option Term
                                Options      Employees    Base Price    Expiration     --------------------------------
    Name                      Granted(#)(1)   in 1996     ($/Share)        Date             5%($)             10%($)
    ----                      -------------   -------     ---------        ----        -------------       ------------

Richard A. Sandberg                --           --             --             --               --                 --
Kevin C. Johnson              200,000(2)        43%        5.6875       05/02/06           715,368          1,812,882
David R. Schreiber             50,000(3)        11%        6.6250       10/01/06           208,321            527,927
James B. Amberson, M.D.        15,000(4)         3%        6.3750       11/04/06            60,138            152,402
Albert A. Luderer, Ph.D.           --           --             --             --               --                 --
Carl R. Iberger                    --           --             --             --               --                 --
Daniel J. Cronin                   --           --             --             --               --                 --

----------
(1) Does not include options granted under the Company's Employee Stock Purchase Plan, which were made available to all employees of the Company on a non-discriminatory basis.

(2) In May 1996, the Company granted Mr. Johnson options to purchase 200,000 shares of Common Stock at $5.6875 per share pursuant to his employment agreement. These options vest 40% in May 1998 and 20% during each year thereafter. Upon termination of employment, all unvested options are cancelled and all vested options expire 90 days after termination of employment.



(3) In October 1996, the Company granted Mr. Schreiber options to purchase 50,000 shares of Common Stock at $6.625 per share pursuant to his employment agreement. These options vest 40% in October 1998 and 20% during each year thereafter. Upon termination of employment, all unvested options are cancelled and all vested options expire 90 days after termination of employment.

(4) In November 1996, the Company granted certain employees and officers options to purchase 203,000 shares of Common Stock at $6.375 per share.
     These options vest 40% in November 1998 and 20% during each year thereafter. Upon termination, all unvested options are cancelled and all vested options expire 90 days after termination of employment.


The following table shows aggregate option exercises in the last fiscal year and fiscal year-end option values for the named executive officers. The Company, as of December 31, 1996, has not granted any Stock Appreciation Rights.

                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                          Value
                                         Realized                                      Value of Unexercised
                                         (Market               Number of              In-the-Money Options
                                         Price at       Securities Underlying         at FY-End (based on
                                         Exercise             Unexercised                FY-End Price of
                            Shares         less           Options at FY-End(#)           $8.625/share)(1)
                          Acquired on    Exercise    ----------------------------   ----------------------------
     Name                 Exercise(#)    Price)($)   Exercisable    Unexercisable   Exercisable    Unexercisable
---------------------     -----------    ---------   -----------    -------------   -----------    -------------

Richard A. Sandberg             --       $     --     149,024          26,976        $101,160        $  58,140
Kevin C. Johnson                --             --          --         200,000              --          587,500
David R. Schreiber              --             --          --          50,000              --          100,000
James B. Amberson, M.D          --             --      19,340          52,160          78,617          167,555
Albert A. Luderer, Ph.D.    12,800         41,632          --              --              --               --
Carl R. Iberger                 --             --      15,440              --          62,764               --
Daniel J. Cronin             7,920         26,326          --              --              --               --

----------
(1) Computed based upon difference between aggregate fair market value and aggregate exercise price.



          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Dr. Sklar served as a member of the Compensation Committee of the Company's Board of Directors during the last completed fiscal year and is continuing to serve as such in the 1997 fiscal year. In 1995 the Company entered into a three-year research and development agreement with Brigham & Women's Hospital, Inc., for which Dr. Sklar is director, Division of Diagnostic Molecular Biology, Department of Pathology. The agreement requires the Company to make quarterly payments of $30,000 totaling $360,000 in exchange for an option to obtain rights in certain existing inventions as well as inventions developed during the course of research in the areas of cancer detection and diagnosis. The research is to be conducted by Dr. Sklar. The Company paid $120,000 and $60,000 in 1996 and 1995, respectively. In addition, the Company has made payments to Brigham & Women's Hospital, Inc. of $30,000 in each of 1996 and 1995 for consulting services by Dr. Sklar. As of December 31, 1996, the Company has terminated this agreement effective June 30, 1997 and has accrued $60,000 for future payments in 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Voting Stock by Management

         The following table gives information concerning the beneficial ownership of the Company's Common Stock as of March 14, 1997 by each director and each of the executive officers named in the summary compensation table and all current directors and executive officers (as of March 14, 1997) as a group.

                                Total Shares
                                Beneficially    Direct        Right to     Percent of
Beneficial Owners               Owned(1)(2)    Ownership      Acquire(3)    Class(4)
-----------------               -----------    ---------      ----------    --------

Richard A. Sandberg               201,722         12,773       185,520        3%
Kevin C. Johnson                   28,832         15,000            --        -- (5)
David R. Schreiber                     --             --            --        -- (5)
James B. Amberson, M.D.            58,344         15,652        28,860        -- (5)
Albert A. Luderer, Ph.D.               --            --             --        -- (5)
Carl R. Iberger                    17,390         17,390            --        -- (5)
Daniel J. Cronin                       --             --            --        -- (5)
John P. Davis                     235,267        116,455       118,812        4%
Walter O. Fredericks                6,863            235         6,628        -- (5)
Jeffrey L. Sklar                    6,963            235         6,728        -- (5)
G. S. Beckwith Gilbert          1,802,314      1,800,235         2,079        28%(6)

All current directors and
  executive officers as a
  group (11 persons)            2,316,067      1,961,637       351,001        34%

----------
(1) The information as to beneficial ownership is based on statements furnished to the Company by its executive officers and directors. Each executive officer and director has sole voting and sole investment power with respect to his respective shares listed above, except as follows: The shares reported for Mr. Gilbert include 121,951 shares which are held by a trust of which Mr. Gilbert is a trustee, as to which Mr. Gilbert shares voting and investment powers. Amounts shown for Messrs. Sandberg and Johnson and Dr. Amberson include 13,832 shares held in the Company's 401(K) Retirement Plan, as to which such officers share voting power as trustees of such plan and each individual plan participant has investment power, subject to the terms of such plan, of the shares in his account; such amount includes 10,403 shares in Mr. Sandberg's account.

(2) Includes shares listed under the captions "Direct Ownership" and "Right to Acquire", as well as shares held in the Company's 401(K) Retirement Plan which are beneficially owned but as to which the named individual or group has no economic interest.

(3) Individuals currently have the right to acquire these shares within 60 days of March 14, 1997 by the exercise of stock options or through purchases under the Company's Employee Stock Purchase Plan.

(4) For the purposes of this table, "Percent of Class" held by each individual has been calculated based on a total class equal to the sum of (i) 6,449,270 shares of Common Stock issued and outstanding on March 14, 1997 plus (ii) for such individual the number of shares of Common Stock subject to stock options or warrants presently exercisable, or exercisable within 60 days after March 14, 1997, held by that individual, and which percent is rounded to the nearest whole number.

(5)  Owns less than 1% of the outstanding Common Stock.

(6) As of March 14, 1997, Mr. Gilbert cannot vote, without restriction, any Common Stock or other voting securities of the Company beneficially owned by him representing greater than 20% of the total voting power of the Company's voting securities outstanding from time to time, or 1,289,854 votes as of March 14, 1997. As of March 14, 1997, any votes in excess of 1,289,854 represented by Common Stock or other voting securities of the Company beneficially owned by Mr. Gilbert as of such date are required to be voted in proportion to the votes cast by all other shareholders of the Company.

Ownership of Voting Stock by Certain Beneficial Owners

         The following table sets forth information with respect to the only persons who, to the best knowledge of the Company's management as derived from schedules 13F, 13D and 13G filed by such persons, beneficially owned more than five percent of the Common Stock of the Company as of March 14, 1997. Unless otherwise indicated below, each person included in the table has sole voting and investment power with respect to all shares included therein.

                                                                       Amount
                                                                    and Nature
                              Name and Address of                  of Beneficial        Percent
  Title of Class               Beneficial Owner                      Ownership        of Class(1)
  --------------               ----------------                      ---------        -----------

DIANON Common Stock        G.S. Beckwith Gilbert et al              1,802,314(2)         28%(3)
                           35 Vista Drive
                           Greenwich, CT 06830

DIANON Common Stock        Oracle Management Partners, Inc.           461,328             7%
                           and Affiliates
                           712 E 5th Avenue - 45th Floor
                           New York, NY 10019

DIANON Common Stock        John M. Bryan et al                        356,412             6%
                           Bryan and Edwards
                           600 Montgomery Street - 35th Floor
                           San Francisco, CA 94111

----------
(1) For the purposes of this table, "Percent of Class" held by each individual has been calculated based on a total class equal to the sum of (i) 6,449,270 shares of Common Stock issued and outstanding on March 14, 1997 plus (ii) for such individual the number of shares of Common Stock subject to stock options or warrants presently exercisable, or exercisable within 60 days after March 14, 1997, held by that individual, and which percent is rounded to the nearest whole number.

(2) Mr. Gilbert has shared voting and investment power with respect to 121,951 shares included in the table above.

(3) As of March 14, 1997, Mr. Gilbert cannot vote, without restriction, any Common Stock or other voting securities of the Company beneficially owned by him representing greater than 20% of the total voting power of the Company's voting securities outstanding from time to time, or 1,289,854 votes as of March 14, 1997. As of March 14, 1997, any votes in excess of 1,289,854 represented by Common Stock or other voting securities of the Company beneficially owned by Mr. Gilbert as of such date are required to be voted in proportion to the votes cast by all other shareholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See  Item  11  -  Executive  Compensation  -  "Compensation   Committee
Interlocks and Insider Participation" and Notes 6 and 14 of the Company's consolidated financial statements included herewith.

         As part of the process to recruit a new executive, the Company lent an affiliate of Mr. Sandberg $75,000 in March 1995 at 8% interest. Such loan was repaid in full with interest in March 1996.

         For description of a loan from the Company to Mr. Johnson,  see Item 11
- Executive Compensation "Employment and Severance Agreements".

         In January 1997, the Company purchased 89,000 shares of Common Stock from Richard A. Sandberg at a price of $8.50 per share.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements, Financial Statement Schedules Filed.

       1) Financial Statements - See accompanying Consolidated Financial Statements and Schedules, Pages F-1 through F-18.

       2) Financial Statement Schedules - See accompanying Consolidated Financial Statements and Schedules, Pages F-1 through F-18.

       3)     Exhibits - Refer to 14(c) below.

(b) The Company filed no reports on Form 8-K in the fourth quarter of 1996 with the Securities and Exchange Commission.

(c)    Exhibit Index

       3.1 Restated Certificate of Incorporation of the Company, as amended through June 12, 1991 (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement No. 33-41226).

       3.2 Restated By-Laws of the Company, as amended through October 24, 1996 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement No. 333-18817).

       10.1 Consulting Agreement, dated August 4, 1989, between DIANON Systems, Inc. and Nonda Katopodis (incorporated by reference to
              Exhibit 10.7 of the Registrant's Registration Statement No. 33-41226).**

       10.2 Executive Vesting Agreement, dated as of June 11, 1991, between DIANON Systems, Inc. and James B. Amberson (incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement No. 33-41226).**

       10.3   1991 Stock  Incentive Plan  (incorporated  by reference to Exhibit
              10.17 of the Registrant's Registration Statement No. 33-41226).**

       10.4   Management  Incentive Plan  (incorporated  by reference to Exhibit
              10.18 of the Registrant's Registration Statement No. 33-41226).**

       10.5 Stock Option Grant to Walter O. Fredericks, dated April 27, 1990 (incorporated by reference to Exhibit 10.23 of the Registrant's Registration Statement No. 33-41226).**

       10.6 Stock Option Grant to Richard A. Sandberg, dated June 12, 1991 (incorporated by reference to Exhibit 10.24 of the Registrant's Registration Statement No. 33-41226).**

       10.7 Stock Option Grant to Richard A. Sandberg, dated June 12, 1991 (incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement No. 33-41226).**

       10.8 Lease Agreement, made as of February 14, 1989, between Watson Boulevard Development Limited Partnership, as lessor, and DIANON Systems, Inc., as lessee, for premises located at 200 Watson
              Boulevard (incorporated by reference to Exhibit 10.29 of the Registrant's Registration Statement No. 33-41226).

       10.9 License Agreement, dated June 9, 1983, between Sloan-Kettering Institute for Cancer Research and N-K Laboratories Limited Partnership (incorporated by reference to Exhibit 10.30 of the Registrant's Registration Statement No. 33-41226).

       10.10 License Agreement, dated July 29, 1987, between University of Rochester and DIANON Systems, Inc. (incorporated by reference to
              Exhibit 10.32 of the Registrant's Registration Statement No. 33-41226).

       10.11 Development Agreement, effective September 25, 1987, between Connecticut Product Development Corporation and DIANON Systems, Inc. (incorporated by reference to Exhibit 10.33 of the Registrant's Registration Statement No. 33-41226).

       10.12 Stock Option Grant to James B. Amberson, dated April 23, 1991 (incorporated by reference to Exhibit 28.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1991).**

       10.13 Stock Option Grant to Richard A. Sandberg, dated June 12, 1991, as amended (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).**

       10.14 Asset Purchase Agreement, dated April 30, 1993, by and among the Registrant and Molecular Oncology, Inc., and Oncologix, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K dated April 30, 1993, filed with the Securities and Exchange Commission on May 14, 1993).

       10.15 Asset Purchase Agreement, dated June 29, 1993, by and among the Registrant and Collaborative Research, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant's Form 8-K dated June 29, 1993, filed with the Securities and Exchange Commission on July 13, 1993).

       10.16 Term Loan Agreement, dated July 14, 1993, by and among the Registrant and the Union Trust Company (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A Amendment 1 for the year ended December 31, 1993, filed with the Securities and Exchange Commission on April 28, 1994).

       10.17 Rights Agreement, dated April 29, 1994, by and among the Registrant and American Stock and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K dated April 29, 1994, filed with the Securities and Exchange Commission on May 9, 1994).

       10.18 Severance Agreement, dated January 20, 1995, by and among the Registrant and John P. Davis (incorporated by reference to Exhibit
              10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 29, 1996).**

       10.19 Employment Agreement, dated May 3, 1996, by the Registrant and Kevin C. Johnson (incorporated by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).**

       10.20 Executive Employment Agreement, dated September 1, 1996, by the Registrant and Richard A. Sandberg (incorporated by reference to
              Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

       10.21 Employment Agreement, dated September 1, 1996, by the Registrant and Dr. James B. Amberson (incorporated by reference to Exhibit
              10.39 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

       10.22 Executive Employment Agreement, dated September 1, 1996, by the Registrant and Dr. James B. Amberson (incorporated by reference to
              Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

       10.23 Severance Agreement, dated September 27, 1996, by the Registrant and Carl R. Iberger (incorporated by reference to Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

       10.24 Employment Agreement, dated September 30,1996, by the Registrant and David R. Schreiber (incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

       10.25 Employment Agreement, dated November 18, 1996, by the Registrant and Steven T. Clayton (filed herewith).**

       10.26 Separation Agreement dated November 18, 1996, by the Registrant and Daniel J. Cronin, III (filed herewith).**

       10.27 Amendment dated as of October 4, 1995 to Rights Agreement dated as of April 29, 1994 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit No. 1 to the Registrant's Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission on November 8, 1995).

       10.28 1996 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Statement on Schedule 14A filed with the Securities and Exchange Commission on September 23, 1996).**

       10.29 Stock and Warrant Purchase Agreement, dated as of October 4, 1995, among the Gilbert Family Trust, the G.S. Beckwith Gilbert I.R.A. Contributory Account, G.S. Beckwith Gilbert and the Registrant (filed herewith).

       10.30 Registration Rights Agreement, dated as of October 4, 1995, among the Gilbert Family Trust, the G.S. Beckwith Gilbert I.R.A.
              Contributory Account, G.S. Beckwith Gilbert and the Registrant (filed herewith).

       10.31 Warrant No. 1, dated as of October 4, 1995, by the Registrant in favor of G.S. Beckwith Gilbert (filed herewith).

       10.32 Promissory Note, dated October 4, 1995, by G.S. Beckwith Gilbert in favor of the Registrant (filed herewith).

       10.33 Stock Option Grant dated October 24, 1996 by the Registrant to Andre de Bruin (filed herewith).**

       10.34 Stock Option Grant dated November 4, 1996 by the Registrant to Jeffrey M. Sklar, M.D. (filed herewith).**

       10.35  Loan  Agreement  dated December 3, 1996 by the Registrant to Kevin
              C. Johnson (filed herewith).**

       10.36 Form of standard Stock Option Grant for outside directors (filed herewith).**

       10.37 Amendment to Warrant Certificate No. W-1 dated as of October 2, 1996 between the Registrant and G.S. Beckwith Gilbert (filed herewith).

       10.38 Severance Agreement, dated February 27, 1997, by the Registrant and Richard A. Sandberg (filed herewith).**

       11.1   Statement re: computation of per share earnings. *

       22.1 List of Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Registrant's Registration Statement No. 33-41226).

       23.1   1996 Consent of Arthur Andersen LLP  (incorporated by reference to
              Exhibit 23.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

       23.2   1997 Consent of Arthur Andersen LLP (filed herewith).

       27.1   Financial Data Schedule.

--------------
*      Not applicable or contained elsewhere herein.

** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:    March 26, 1997

                                      DIANON SYSTEMS, INC.


                                      By:    /s/ KEVIN C. JOHNSON
                                         ----------------------------------
                                         Kevin C. Johnson,
                                         President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                         Capacity                    Date
       ---------                         --------                    ----


       /s/ KEVIN C. JOHNSON           President and Chief        March 26, 1997
       ----------------------------   Executive Officer
       Kevin C. Johnson               and a Director
                                      (Principal Executive
                                      Officer)


       /s/ DAVID R. SCHREIBER         Senior Vice President,     March 26, 1997
       ----------------------------   Finance and Chief
       David R. Schreiber             Financial Officer
                                      (Principal Financial
                                      and Accounting Officer)


       /s/ JAMES B. AMBERSON, MD      Director, Chief Medical    March 26, 1997
       ----------------------------   Officer and Senior Vice
       James B. Amberson, M.D.        President, Operations


       /s/ JOHN P. DAVIS              Chairman of the Board      March 26, 1997
       ----------------------------
       John P. Davis


       /s/ G. S. BECKWITH GILBERT     Director and Chairman      March 26, 1997
       ----------------------------   of the Executive Committee
       G. S. Beckwith Gilbert


       /s/ RICHARD A. SANDBERG        Director                   March 26, 1997
       ----------------------------
       Richard A. Sandberg


       /s/ WALTER O. FREDERICKS       Director                   March 26, 1997
       ----------------------------
       Walter O. Fredericks


       /s/ JEFFREY L. SKLAR, MD PhD   Director                   March 26, 1997
       ----------------------------
       Jeffrey L. Sklar, M.D., Ph.D.

                              DIANON SYSTEMS, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                 PAGE
                                                                 ----

Report of Independent Public Accountants                         F-2

Consolidated Balance Sheets as of
  December 31, 1996 and 1995                                     F-3 & F-4

Consolidated Statements of Operations for
  the Years Ended December 31, 1996,
  1995 and 1994                                                  F-5

Consolidated Statements of Stockholders'
  Equity for the Years Ended December 31,
  1996, 1995 and 1994                                            F-6

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1996, 1995 and 1994                   F-7 & F-8

Notes to Consolidated Financial Statements                       F-9 to F-17

Schedules:

Report of Independent Public Accountants                         F-18

Schedule II - Valuation and Qualifying Accounts                  F-19

         All other schedules called for by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To DIANON Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of DIANON Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DIANON Systems, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

Stamford, Connecticut,
February 27, 1997

                              DIANON SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS AS OF
                           DECEMBER 31, 1996 AND 1995

                                                                     1996             1995
                                                                 ------------     ------------
      ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                   $  7,488,590     $ 10,990,231
     Accounts receivable, net of allowances of
         $1,056,920 and $786,920, respectively                     15,426,221        9,653,971
     Prepaid expenses and employee advances                         1,189,139        1,071,963
     Prepaid and refundable income taxes                              329,371          168,420
     Inventory                                                        662,567          554,398
     Deferred income tax asset (Note 3)                               677,277          652,328
     Investment in common stock (Note 10)                                  --          135,508
                                                                 ------------     ------------
           Total current assets                                    25,773,165       23,226,819
                                                                 ------------     ------------

PROPERTY AND EQUIPMENT, at cost (Note 4)

     Laboratory and office equipment                               12,233,989       11,068,949
     Leasehold improvements                                         3,612,198        1,717,606
       Less - accumulated depreciation and amortization            (8,606,176)      (6,879,799)
                                                                 ------------     ------------
                                                                    7,240,011        5,906,756
                                                                 ------------     ------------

INTANGIBLE ASSETS, net of accumulated
     amortization of $2,991,286 and
     $2,731,291, respectively                                         604,313         864,308

DEFERRED INCOME TAX ASSET (Note 3)                                    458,465         178,575

OTHER ASSETS                                                          459,696         278,948
                                                                 ------------     -----------
         TOTAL ASSETS                                             $34,535,650     $30,455,406
                                                                 ============     ===========



       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS AS OF
                           DECEMBER 31, 1996 AND 1995


                                                                     1996             1995
                                                                 -----------      ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                           $  1,903,448     $  2,034,277
     Accrued employee bonuses and commissions                      1,351,616        1,442,826
     Accrued employee stock purchase plan                            549,540           48,914
     Current portion of capitalized lease
        obligations (Note 4)                                          26,107           38,466
     Current portion of note payable (Note 11)                       650,154          916,150
     Other accrued expenses                                        3,234,295        1,772,216
                                                                ------------     ------------
           Total current liabilities                               7,715,160        6,252,849
                                                                ------------     ------------
LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS
     (Note 4)                                                         69,611           34,413

LONG-TERM NOTE PAYABLE (Note 11)                                          --          650,154

DEFERRED INCOME TAX LIABILITY (Note 3)                               201,951           65,651
                                                                ------------     ------------
           Total liabilities                                       7,986,722        7,003,067
                                                                ------------     ------------


COMMITMENTS (Notes 4 and 8)

STOCKHOLDERS' EQUITY (Notes 5 and 7):

     Common stock, par value $.01 per share,
         20,000,000 shares authorized,6,712,774
         and 6,311,451 shares issued and
         outstanding at December 31, 1996
         and 1995, respectively                                       67,128           63,115
     Additional paid-in capital                                   27,965,560       26,609,657
     Accumulated deficit                                            (554,317)      (2,724,433)
     Common stock held in treasury, at cost -
         117,196 and 50,000 shares at
         December 31, 1996 and 1995, respectively                   (929,443)        (200,000)
     Shareholder note receivable                                          --         (296,000)
                                                                ------------     ------------
         Total stockholders' equity                               26,548,928       23,452,339
                                                                ------------     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 34,535,650     $ 30,455,406
                                                                ============     ============


       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                      DIANON SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        1996           1995          1994
                                                    -----------    -----------    -----------

NET REVENUES                                        $55,998,995    $45,700,321    $41,016,949

COST OF SALES                                        26,897,576     20,390,742     16,717,401
                                                    -----------    -----------    -----------

    GROSS PROFIT                                     29,101,419     25,309,579     24,299,548

SELLING, GENERAL, AND ADMINISTRATIVE
    EXPENSES                                         22,443,192     19,619,773     17,504,722

RESEARCH AND DEVELOPMENT EXPENSES                     3,157,846      5,255,032      4,511,708
                                                    -----------    -----------    -----------
    INCOME FROM OPERATIONS                            3,500,381        434,774      2,283,118

INTEREST INCOME                                         384,306        317,353        103,531

INTEREST EXPENSE                                         77,466        136,113        193,759
                                                    -----------    -----------    -----------
    INCOME BEFORE PROVISION FOR INCOME TAXES          3,807,221        616,014      2,192,890

PROVISION FOR INCOME TAXES (Note 3)                   1,637,105        508,918        831,796
                                                    -----------    -----------    -----------
    NET INCOME                                      $ 2,170,116    $   107,096    $ 1,361,094
                                                    ===========    ===========    ===========
    PRIMARY AND FULLY DILUTED EARNINGS PER SHARE    $       .34    $       .02            .26
                                                    ===========    ===========    ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                       DIANON SYSTEMS, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                        Unrealized   Foreign   Common Stock
                                                Additional               Holdings    Currency     Held in     Shareholder
                                Common Stock     Paid-In    Accumulated   Gains/    Translation  Treasury,       Note
                              Shares    Amount   Capital      Deficit    (Losses)    Adjustment   at Cost     Receivable    Total
                             --------- -------  ----------  -----------  ---------  ----------- ------------ -----------  ---------

BALANCE, December 31, 1993   5,246,448 $52,465  $21,529,478 ($4,192,623) ($242,281) $    --     $     --     $     --   $17,147,039
  Stock options exercised       50,431     504       59,053          --         --       --           --           --        59,557
  Stock compensation
    expense - stock options         --      --        3,411          --         --        --          --           --         3,411
  Unrealized holding gains          --      --           --          --    151,898        --          --           --       151,898
  Changes in foreign
    currency translation
    adjustment                      --      --           --          --         --   (58,938)         --           --       (58,938)
  Net Income                        --      --           --   1,361,094         --        --          --           --     1,361,094
                             --------- -------  -----------  ----------  ---------  --------    --------     --------   -----------
BALANCE, December 31, 1994   5,296,879  52,969   21,591,942  (2,831,529)   (90,383)  (58,938)         --           --    18,664,061
  Stock options exercised       14,572     146       59,286          --         --        --          --           --        59,432
  Issuance of common stock
    and warrants net of
    issuance costs           1,000,000  10,000    4,976,443          --         --        --          --           --     4,986,443
  Common stock held in
    treasury                        --      --           --          --         --        --    (200,000)          --      (200,000)
  Shareholder note
    receivable                      --      --           --          --         --        --          --     (296,000)     (296,000)
  Stock compensations
    expense -stock
    options                         --      --      (18,014)         --         --        --          --           --       (18,014)
  Write-off of unrealized
    holding losses                  --      --           --          --     90,383        --          --           --        90,383
  Write-off of foreign
    currency translation
    adjustment                      --      --           --          --         --    58,938          --           --        58,938
  Net Income                        --      --           --     107,096         --        --          --           --       107,096
                             --------- -------  -----------  ----------  ---------  --------   --------- ------------   -----------
BALANCE, December 31, 1995   6,311,451  63,115   26,609,657  (2,724,433)        --        --    (200,000)    (296,000)   23,452,339
  Stock options exercised       23,621     236      107,476          --         --        --          --           --       107,712
  Exercise of warrants net
    of exercise costs          800,000   3,777    1,536,540          --         --        --   2,478,889           --     4,019,206
  Common stock held in
    treasury                        --      --           --          --         --        --  (3,208,332)          --    (3,208,332)
  Extinguishment of
    shareholder note
    receivable                      --      --     (296,000)         --         --        --          --      296,000            --
  Stock compensation
    expense - stock
    options                         --      --        7,887          --         --        --          --           --         7,887
  Net Income                        --      --           --   2,170,116         --        --          --           --     2,170,116
                             --------- -------  -----------  ----------  ---------  --------   --------- ------------   -----------
BALANCE, December 31, 1996   7,135,072 $67,128  $27,965,560  ($ 554,317)        --       --     ($929,443)          --  $26,548,928
                             ========= =======  ===========  ==========  =========  ======== ============= ============ ===========


                                The accompanying notes to consolidated financial statements are an integral part of these statements.





                                                                 F-6

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                    1996          1995          1994
                                                 -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                   $ 2,170,116   $   107,096   $ 1,361,094
Adjustments to reconcile net income
  to net cash provided by (used
  in) operations -
  Non-cash charges
     Depreciation and amortization                 2,463,325     2,758,611     1,951,726
     Stock compensation expense                        7,887       (18,014)        3,411
     Loss on disposal of fixed assets                 27,240        56,266       111,969
     Investment write-down                            61,846       529,625            --
     (Increase) decrease in deferred
       tax asset                                    (304,839)     (108,425)      147,785
     Increase in deferred tax liability              136,300        11,214        54,437
Changes in other current assets and liabilities
  (Increase) decrease in accounts receivable      (5,772,250)    1,345,427    (2,178,403)
  (Increase) decrease in prepaid expenses and
    employee advances                               (278,127)     (147,728)      440,951
  (Increase) decrease in inventory                  (108,169)      158,643       213,116
  (Increase) in other assets                        (320,176)      (29,075)     (102,273)
  Increase in accounts payable and other
    accrued liabilities                            1,751,788     1,358,348       464,849
  (Decrease) increase in restructuring
    reserves                                         (11,123)       66,148      (624,309)
                                                  ----------    ----------    ----------
  Net cash (used in) provided by operating
    activities                                      (176,182)    6,088,136     1,844,353
                                                  ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                            (3,431,895)   (2,290,720)   (1,557,160)
  Proceeds from the sale of stock
    held for investment                               73,661        14,867            --
  Proceeds from the sale of fixed
    assets                                             7,500        10,040         8,000
                                                  ----------    ----------    ----------
  Net cash (used in) investing activities        ($3,350,734)  ($2,265,813)  ($1,549,160)
                                                  ----------    ----------    ----------


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)


                                            1996           1995           1994
                                        -----------     ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of note payable               (916,150)      (862,446)     (810,511)
  Net borrowings (repayments)
    of capitalized lease
    obligations                              22,839        (53,614)      (67,809)
  Net proceeds from issuance
    of common stock and
    warrants                                     --      4,690,443            --
  Net proceeds from exercise
    of warrants                           4,019,206             --            --
  Purchase of common stock
    held in treasury                     (3,208,332)      (200,000)           --
  Exercise of stock options                 107,712         59,432        59,557
                                        -----------     ----------     ---------
    Net cash provided by (used in)
      financing activities                   25,275      3,633,815      (818,763)
                                        -----------     ----------     ---------

    Net (decrease) increase in
      cash and cash equivalents          (3,501,641)     7,456,138      (523,570)

CASH AND CASH EQUIVALENTS,
  beginning of year                      10,990,231      3,534,093     4,057,663

CASH AND CASH EQUIVALENTS,
  end of year                          $  7,488,590   $ 10,990,231   $ 3,534,093
                                       ============   ============   ===========



                                            1996           1995           1994
                                        -----------     ----------     ---------
SUPPLEMENTAL CASH FLOWS DISCLOSURES:

  Cash paid during the year:

    Interest                           $    77,782    $    135,644   $   191,879
    Income taxes                         1,712,200         588,149       311,689


During 1996, the Company received $4,000,000 in cash for the exercise of 800,000 warrants and extinguished a note receivable of $296,000. (See Note 14.)

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      The Company

         DIANON Systems, Inc. (the "Company") is a provider of testing services and diagnostic information primarily to physicians who treat and diagnose cancer throughout the United States. The Company has established a national sales and marketing organization to market a complete line of anatomic pathology testing services as well as specialized clinical chemistry tests and information services directly to physicians, payors and managed care organizations. A significant portion of the services provided by the Company are paid for by either the patients' Medicare or private medical insurance policies. The remaining services are generally paid for by physicians or hospitals directly.

(2)      Significant Accounting Policies

Principles of Consolidation -

         The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates -

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents -

         The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996 and 1995, the Company had approximately $6 million and $11 million, respectively, invested in short-term U.S. treasury funds with maturities of less than three months. The carrying amount of the cash equivalents approximates its fair value due to the relatively short period to maturity of these instruments. The Company is obligated to keep a compensating balance of $2 million in accordance with its loan agreement. (See Note 11).

Inventory -

         Inventory consists primarily of bulk reagents, specimen collection kits and devices. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Intangible Assets -

         Intangible assets are amortized on a straight line basis over the respective economic life as follows:

                           YEARS
                           -----

                  Unamortized customer lists         7
                  Noncompete agreement               5

         The Company periodically reviews the anticipated revenues related to intangible assets to determine whether any adjustment to their carrying value is necessary. During 1996 and 1995, the Company recorded accelerated amortization charges of approximately $44,000 and $765,000, respectively, based on the Company's revised estimate of future benefits from a customer list.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition -

         Revenues are recognized in the period in which services are provided. Revenues subject to Medicare, direct physician and hospital billing are based on fixed reimbursement fee schedules. All remaining revenues subject to third-party reimbursement are recorded at estimated reimbursable amounts based on Uniform Customary Charges.

Depreciation and Amortization -

         Laboratory and office equipment are depreciated using the straight-line method on a useful life of two to seven years. Leasehold improvements are amortized over the shorter of their economic useful life or the remaining life of the lease.

Research and Development -

         Research and development costs are charged to expense as incurred.

Income Taxes -

         The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standard 109, "Accounting for Income Taxes". Under this method, deferred income taxes are determined based on the difference between the financial statements and tax bases of assets and liabilities using presently enacted tax rates and regulations.

Earnings Per Share -

         Primary earnings per share has been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year (6,330,553, 5,550,615 and 5,310,174 for the years ended December 31, 1996, 1995 and 1994, respectively). Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method.

Foreign Currency Translation -

         In 1995, the Company charged to income the Germany currency translation adjustment of $160,567 due to management's decision to discontinue European based operations. During prior periods, assets and liabilities of the Company's foreign subsidiaries were translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations were translated using the average exchange rate prevailing for the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars were included in net income for all of the Company's European subsidiaries except Germany. (See Note 7).

Reclassifications -

         Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year presentation.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)      Income Taxes

         The income tax provisions for the years ended December 31, 1996, 1995, and 1994 consist of the following:

                                       Year Ended December 31
                                  ----------------------------------
                                     1996          1995       1994
                                  -----------   ---------   --------
Current
    Federal                       $ 1,387,967   $ 461,361   $539,401
    State                             446,091     152,593    208,255
                                  -----------   ---------   --------
         Total Current              1,834,058     613,954    747,656
                                  -----------   ---------   --------
Deferred
    Federal                          (152,112)    (33,532)    71,477
    State                             (44,841)    (71,504)    12,663
                                  -----------   ---------   --------
         Total Deferred              (196,953)   (105,036)    84,140
                                  -----------   ---------   --------
Total provision for income
  taxes                           $ 1,637,105   $ 508,918   $831,796
                                  ===========   =========   ========

         The reasons for the differences between the statutory and effective rates are as follows:

                                       Year Ended December 31
                                  ----------------------------------
                                     1996          1995       1994
                                  -----------   ---------   --------
Statutory federal income
  tax rate                        34.0%         34.0%       34.0%
State taxes, net of federal
  tax benefit                      7.0           8.7         6.7
Utilization of research
  & development credits             --          (5.7)       (7.4)
Utilization of foreign
  net operating loss
  carryforwards                     --            --        (1.8)
Utilization of AMT credit           --          (4.6)         --
Non-deductible expenses            2.9           9.6         2.7
Other                             (1.6)          3.1         3.7
Non-deductible write-down
  of invest. in stock               .7          37.5          --
                                  ====          ====        ====
                                  43.0%         82.6%       37.9%
                                  ====          ====        ====

         The net deferred tax asset is a result of the following temporary differences:

                                                 Year Ended December 31
                                            ----------------------------------
                                               1996          1995       1994
                                            -----------   ---------   --------
Comp. not currently recognized
  for tax reporting                         $180,126      $213,100    $208,797
Allowance for bad debts                      428,761       316,090     319,834
Domestic restructuring reserve                    --            --      29,922
International restructuring reserve          196,417       188,415      46,850
Tax credits benefited                             --            --      98,500
Depreciation                                  95,067       (62,256)    (54,437)
Accrued expense                               (4,395)       19,982          --
Inventory reserve                                 --        60,955          --
Amortization expense                          37,264        22,441          --
Other                                            550         6,525      18,575
                                            ========      ========    ========
                                            $933,790      $765,252    $668,041
                                            ========      ========    ========

         During 1996 and 1995, the Company recorded a capital write-down of $61,846 and $529,625, respectively, for which a tax benefit has not been recognized.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)      Lease Obligations

         Included in property and equipment at December 31, 1996 and 1995 is laboratory and office equipment held under capitalized leases as follows: 1996 1995.

                                                    1996          1995
                                                  --------      --------
    Property and equipment                        $752,240      $731,444
    Less - accumulated depreciation                660,312       665,468
                                                  --------      --------
                                                  $ 91,928      $ 65,976
                                                  ========      ========

         The future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments at December 31, 1996 are:

                                                         Capital    Operating
                                                         Leases      Leases
                                                         -------    ---------
    1997                                                 $29,672     $989,246
    1998                                                  33,796      800,823
    1999                                                  19,630      791,114
    2000                                                  15,768      790,455
    2001                                                   9,842      730,695
    Thereafter                                                --    1,006,931
                                                         -------   ----------
    Minimum Lease Payments                               108,708   $5,109,264
                                                                   ==========
    Less - Amount representing interest                   12,990
                                                         -------
      Present value of total minimum lease payments      $95,718
                                                         =======

         Total rental expense relating to operating leases for the years ended December 31, 1996, 1995, and 1994 was approximately $1,041,127, $864,549 and
$793,850, respectively.

         The Company leases office and laboratory space at two facilities in Stratford, Connecticut under a nine year lease commencing June 1994 with an option to renew for up to three years and a ten month lease commencing March 1997 with an option to renew for an additional one-year period. The annual rent on these leases will be increased by a pro rata portion of the increase in real estate taxes and the increase in common area maintenance.

         The Company also leases five regional sales offices located in Florida, Maryland, North Carolina, Texas and Ohio. The terms of the leases range from one to three years.

         In March 1996, the Company executed a lease for a laboratory facility in Wilmington, Ohio with a five year term commencing April 1, 1996 and a renewal option for five additional terms of three years each.

(5)      Stock-Based Compensation Plans

         In June 1991, the Company adopted the 1991 Stock Incentive Plan which provides for up to 400,000 shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), to be reserved for potential future issuance for stock options or awards. This plan is the successor to the Company's previous plan which expired. As of December 31, 1996, 9,408 shares of Common Stock are available under the 1991 Stock Incentive Plan for future issuance. The majority of the options vest 40% on the second year and 20% each year thereafter and expire ten years from the original grant date.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In October 1996, the Company's shareholders approved the Company's adoption of the 1996 Stock Incentive Plan, which provides for up to 700,000 shares of Common Stock to be reserved for potential future issuance for stock options or awards. This plan is the successor to the 1991 Stock Incentive Plan for which only a limited number of shares of Common Stock remain available for grants. As of December 31, 1996, 463,647 shares of Common Stock are available under the 1996 Stock Incentive Plan. The majority of options issued to officers and key employees of the Company vest at a rate of 40% in the second year and 20% per year thereafter and expire ten years from the original date of grant. The majority of options issued to directors vest at a rate of 10% per quarter and expire ten years from the original date of grant.

         The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                           1996          1995
                                                           ----          ----
     Net Income:                         As Reported    $2,170,116    $107,096
                                         Pro Forma      $1,586,169    $ 11,403
     Primary and Fully Diluted EPS:      As Reported        $.34        $.02
                                         Pro Forma          $.25        $.00

         Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years. A summary of the status of the Company's two fixed stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                                         1996                   1995                   1994
                                                        Weighted               Weighted               Weighted
                                                        Average                Average                Average
                                           1996         Exercise     1995      Exercise      1994     Exercise
Fixed Options                             Shares         Price      Shares      Price       Shares     Price
-------------                             ------        --------    ------     --------     ------    --------
Outstanding at beginning
  of year                                397,153         $5.42      298,736     $5.89      261,484    $7.49
Granted                                  296,550          6.43      197,409      5.26      253,908     4.56
Exercised                                (23,621)         4.56       (4,688)     4.08      (31,665)    1.28
Forfeited                                (72,406)         5.06      (94,304)     6.78     (184,991)    7.83
                                        --------         -----     --------               --------
Outstanding at end of year               597,676          6.00      397,153      5.42      298,736     5.89
                                        --------         -----     --------               --------
Options exercisable at year-end          120,512          6.35       93,440      6.73       45,080     7.87
Weighted-average fair value of
  options granted                          $5.19                      $4.25


         279,063 of the 597,676 options outstanding at December 31, 1996 have exercise prices between $4.13 and $6.00, with a weighted average exercise price of $4.92 and a weighted average remaining contractual life of 8.2 years. 82,277 of these options are exercisable; their weighted average exercise price is $4.58. 285,013 of the 597,676 options outstanding have exercise prices between $6.01 and $8.00, with a weighted average exercise price of $6.50 and a weighted average remaining contractual life of 9.8 years. 4,845 of the options are exercisable; their weighted average exercise price is $6.52. The remaining 33,600 options have exercise prices between $8.01 and $10.75, with a weighted average exercise price of $10.69 and a weighted average remaining contractual life of 4.2 years. 33,390 of these options are exercisable; their weighted average exercise price is $10.69.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively,: risk-free interest rates of 6.67 and 6.78 percent; expected lives of 8.1 years for 1996 and 1995; expected volatility of 80 percent for 1996 and 1995.

         In June 1994, the Company offered the officers and key employees (except for the Chairman of the Board and Chief Executive Officer) of the Company an opportunity to revise the terms of their original stock options issued in 1991, 1992, and 1993.

         In June 1994, employees who held 1991 unexercised vested non-incentive stock options with an exercise price of $3.85 per share and termination date of April 23, 1995 were offered the opportunity to exchange them on a one-for-one basis for vested non-incentive stock options exercisable until April 30, 2000 at the fair market value on June 9, 1994 of $4.56 per share. In addition, employees who held 1991 unexercised unvested non-incentive stock options with an exercise price of $3.85 per share were offered the opportunity to exchange them on a one-for-one basis for incentive stock options exercisable until April 30, 2000 at the fair market value on June 9, 1994 of $4.56 per share with vesting terms identical to the exchanged options.

         In June 1994, employees who held 1991 and 1992 unexercised incentive stock options with an exercise price of $9.88 and $9.94 respectively had two options available. They were offered the opportunity to exchange them on a five-for-four basis for incentive stock options exercisable until April 30, 2001 and 2002, respectively, at the fair market value on June 9, 1994 of $4.56 per share or exchange them on a one-for-one basis for incentive stock options exercisable until April 30, 2001 and 2002, respectively, at the original exercise prices of $9.88 and $9.94, respectively.

         In June 1994, employees who held 1993 unexercised incentive stock options with an exercise price of $8.00 were offered the opportunity to exchange them on a five-for-four basis for incentive stock options exercisable until April 30, 2003 at the fair market value on June 9, 1994 of $4.56 per share.

         In addition to the disclosures above related to options granted under the Company's 1991 Stock Incentive Plan and 1996 Stock Incentive Plan, the disclosure that follows relates to options granted pursuant to employment agreements or otherwise not under such plans.

         In June 1994, the Company granted options to purchase 20,000 and 30,000 shares of Common Stock at $4.56 per share to the Chairman of the Board and the Chief Executive Officer of the Company, respectively. These options vest over a five year period. In addition, the Chairman of the Board and the Chief Executive Officer were offered the opportunity to amend certain non-qualified stock options of 71,282 shares each for options with identical exercise prices and vesting provisions and with expiration dates equal to ten years from the original date of issue. The Chief Executive Officer was offered an additional opportunity to exchange the 71,282 shares of non-qualified stock options for an equal number of shares of incentive stock options.

         In August 1994, the Company authorized and granted options to purchase 10,000 shares of Common Stock at $6.00 per share to one outside Director of the Company, Dr. Katopodis, which option vests over a five-year period. Also in August 1994, the Company authorized the award of options to purchase 10,000 shares of Common Stock at $6.00 per share to a second outside Director of the Company, Dr. Sklar, but because of certain restrictions applicable to Dr. Sklar at the time of such award he was not able to accept a grant of such options.

         In January 1995, the Chief Executive Officer of the Company resigned his employment with the Company. As part of the severance agreement, stock options to purchase 69,916 shares of Common Stock at prices ranging from $4.56 to $10.75 were canceled and stock options to purchase 116,084 shares of Common Stock were amended to set their exercise price at $5.25. These amended options vested 25% in March, 1995. The remaining 75% vested in January 1997.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In July 1995, the Company adopted the DIANON Systems, Inc. Employee Stock Purchase Plan (the "ESPP" or "Plan") as described in Section 423 of the Code. The Plan provides for the sale of not more than 300,000 shares of Common Stock, subject to adjustments in the event of stock splits and other changes in capitalization. The Plan provides that all shares issued pursuant to the Plan be treasury shares acquired by the Company in open market transactions and that no shares issued will be authorized but unissued Common Stock. Commencing on August 15, 1995, the Company offered the ESPP to eligible employees as defined by the Plan at a purchase price equal to the lesser of 85% of the market price at the date of grant or 85% of the market price at the date of exercise or as otherwise defined in the grant offering.

         In May 1996, the Company granted an officer options to purchase 200,000 shares of Common Stock at $5.69 per share pursuant to the terms of an employee agreement. These options vest 40% in May 1998 and 20% over each year thereafter.

         In October 1996, the Company granted options to purchase 10,000 shares of Common Stock at $7.13 per share to an outside director of the Company, Mr. de Bruin, in replacement of options issued in June 1993. These options vest immediately and expire ten years from the date of grant.

(6)      Related Parties

         The Company pays Dr. Katopodis, a stockholder who is also Chairman Emeritus and who was a director until January 1995, a royalty of 6% of revenue on sales of technology covered by a license agreement, which was revised in January 1995 and has no minimums. Pursuant to a consulting agreement revised in March 1990, on a month-to-month basis, the Company provides Dr. Katopodis with certain insurance benefits, the use of an automobile and the reimbursement of expenses incident to his performance as a consultant to the Company. The Company paid licensing and royalty fees to this stockholder of approximately $79,000, $122,000 and $110,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

         In 1995, the Company entered into a three year research and development agreement with Brigham & Women's Hospital, Inc. The agreement requires the Company to make quarterly payments of $30,000 totaling $360,000 in exchange for an option to obtain rights in certain existing inventions as well as inventions developed during the course of the research in the areas of cancer detection and diagnosis. The research is to be conducted by Dr. Sklar, M.D., a director of the Company. The Company paid $120,000 and $60,000 under this agreement in 1996 and 1995, respectively. As of December 31, 1996, the Company has terminated this agreement effective as of June 30, 1997 and has accrued $60,000 for future payments in 1997. In addition, the Company has made payments to Brigham & Women's Hospital, Inc. of $30,000 in each of 1995 and 1996 for consulting services by Dr. Sklar.

         For description of a loan from the Company to Mr. Johnson,  see Item 11
- Executive Compensation - "Employment and Severance Agreements".

         In January 1997, the Company purchased 89,000 shares of Common Stock from Richard A. Sandberg at a price of $8.50 per share.

         See also Note 14.

(7)      Restructuring Costs

         In 1995, the Company provided for a reserve of $279,000 due to management's decision to discontinue European based operations. Remaining reserves for the discontinuance of operations at December 31, 1996 are approximately $155,000. The Company is in the process of liquidating the European based operations and plans to complete the liquidation process by the end of the 1997 fiscal year.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)      Commitments

         The Company is involved in certain legal matters which periodically arise in the normal course of business. Management believes that the outcome of these legal matters will not have a material adverse effect on the financial position and results of operations of the Company.

(9)      Employee Benefit Plan

         The Company established a 401(k) employee benefit plan pursuant to which participants receive certain benefits upon retirement, death or termination of employment. The Company is required to contribute amounts equal to 20% of the contributions made by employees up to 1% of their total annual salary (subject to tax code limits). The Company contributed approximately $88,000, $67,000 and $44,000 to the plan during 1996, 1995 and 1994, respectively. The Company offers no other post-retirement benefits or post-employment benefits to its employees.

(10)     Investment in Common Stock and Warrants

         During 1996, the Company recorded charges of $62,000 to write-off the investment in common stock of a publicly traded company as the loss in value was deemed other than temporary in accordance with Statement of Financial Accounting Standard 115, "Accounting for Certain Investments in Debt and Equity Securities". During 1995, a similar charge of $530,000 was recorded to write-down the investment to market value. The Company plans to sell its remaining 24,386 shares of common stock of such company in 1997.

(11)     Note Payable

         In July 1993, the Company obtained a $3,500,000 term loan from a bank that bears interest at 6% per year. This term loan and accrued interest is repayable in 47 monthly installments of approximately $82,000 which commenced in September 1993 plus one final payment in August 1997 equal to the remaining unpaid principal and interest. The term loan requires the Company to maintain a $2 million compensating balance as well as certain financial ratios or financial results related to tangible net worth, debt service coverage, indebtedness, working capital and current ratio. The Company was in compliance with all covenants as of December 31, 1996. The fair market value of this note is determined using discounted cash flows based on the Company's estimated current interest rate for similar types of borrowings. As of December 31, 1996, the carrying value of the note payable approximates its fair market value.

(12)     Rights Agreement

         On April 29, 1994, the Board of Directors of DIANON Systems, Inc. declared a dividend distribution of one Right for each outstanding share of Common Stock, par value $.01 per share, of the Company to stockholders of record on May 10, 1994. Each Right entitles the registered holder to purchase from the Company a unit ("Unit") consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company, at a price of $20 per Unit, subject to adjustment, upon change of control in the Company, as defined in the rights agreement`.

(13)     Severance Costs

         During 1996, the Company recorded a reserve of approximately $148,000 for severance costs as a result of the resignation of certain officers of the Company, of which approximately $61,000 was paid during 1996. All remaining severance is expected to be paid by the end of the second quarter of 1997.

         During 1995, the Company recorded a reserve of approximately $595,000 for severance costs as a result of streamlining its operating expenses and with respect to the resignation of certain officers of the Company. These severance costs were paid by the end of the second quarter of 1996.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)     Private Placement

         On October 5, 1995, the Company completed a $5,612,000 private placement with an investor for one million shares of Common Stock and a two-year warrant for 800,000 shares exercisable at $6.00 per share of Common Stock (except as otherwise described below). The Company received cash of $5,316,000 and a two-year promissory note for $296,000 bearing 7% interest. Some or all of the warrants could be exercised at a price of $5.00 at any time on or before October 31, 1996. Upon such election the Company would be required to extinguish as an adjustment to the purchase price paid for such warrants, for each such warrant for which such election has been made, $0.37 of the principal amount of the note upon payment of the interest due on such extinguished amount for the outstanding period. If the warrants for 800,000 shares were all exercised on or before October 31, 1996, the two year promissory note for $296,000 would be fully extinguished. On August 20, 1996, the Company's Board of Directors approved an amendment to the terms of the warrants to extend from October 4, 1996 to October 31, 1996, the date through which the warrants could be exercised at $5.00 per share. The amendment was approved in connection with the scheduling of the Company's Annual Meeting for October 24, 1996 to enable voting at such meeting on the Company's agreement to enable the investor to vote shares of the Company's common stock owned by such investor and certain affiliates representing up to 20% of the total voting power of the Company's voting securities outstanding from time to time to be completed prior to the expiration of the $5.00 per share exercise price. The Company's agreement was approved at the Company's Annual Meeting on October 24, 1996. On October 29, 1996, the investor exercised warrants for all 800,000 shares and in exchange for the payment of approximately $4.0 million in cash representing the aggregate exercise price of such warrants and interest on the principal amount of the two-year promissory note for the outstanding period, the Company issued to the investor 800,000 shares of its Common Stock and fully extinguished and cancelled the promissory note.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To DIANON Systems, Inc.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of DIANON Systems, Inc. and subsidiary companies included in this Form 10-K and have issued our report thereon dated February 27, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 27, 1997

                              DIANON SYSTEMS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at  Provision
                                               Beginning      for      Charges to  Balance at
                                                of Year    Allowance   Allowance   End of Year
                                               ---------   ---------   ----------  -----------
For the year ended December 31, 1994
    Allowance for bad debts                    $670,230    $839,200    $774,180    $  735,250
    Domestic restructuring reserve              550,000          --     512,252        37,748
    International restructuring reserve         174,759          --     112,057        62,702
    Severance costs                                  --     149,631      45,231       104,400
For the year ended December 31, 1995
    Allowance for bad debts                     735,250      51,670          --       786,920
    Domestic restructuring reserve               37,748          --      33,191         4,557
    International restructuring reserve          62,702     118,000      18,661       162,041
    Severance costs                             104,400     594,708     510,935       188,173
    Non-deductible write-down of investment
         in stock                                    --     529,625          --       529,625
For the year ended December 31, 1996
    Allowance for bad debts                     786,920     270,000          --     1,056,920
    Domestic restructuring reserve                4,557          --       4,557            --
    International restructuring reserve         162,041          --       6,566       155,475
    Severance costs                             188,173     147,536     248,817        86,892
    Non-deductible write-down of investment
         in stock                               529,625          --     529,625            --

                                  EXHIBIT INDEX


EXHIBIT
  NO.    DOCUMENT REFERENCE                                                          PAGE
-------  ------------------                                                          ----

3.1 Restated Certificate of Incorporation of the Company, as amended through June 12, 1991 (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement No. 33-41226).

3.2      Restated  By-Laws of the Company,  as amended  through October 24, 1996
         (incorporated   by  reference  to  Exhibit  4.2  of  the   Registrant's
         Registration Statement No. 333-18817).

10.1     Consulting  Agreement,  dated August 4, 1989,  between DIANON  Systems,
         Inc. and Nonda Katopodis (incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement No. 33-41226).**

10.2     Executive Vesting Agreement,  dated as of June 11, 1991, between DIANON
         Systems,  Inc.  and James B.  Amberson  (incorporated  by  reference to
         Exhibit   10.13  of  the   Registrant's   Registration   Statement  No.
         33-41226).**

10.3 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 of the Registrant's Registration Statement No. 33-41226).**

10.4 Management Incentive Plan (incorporated by reference to Exhibit 10.18 of the Registrant's Registration Statement No. 33-41226).**

10.5     Stock  Option  Grant to  Walter O.  Fredericks,  dated  April 27,  1990
         (incorporated  by  reference  to  Exhibit  10.23  of  the  Registrant's
         Registration Statement No. 33-41226).**

10.6     Stock  Option  Grant to  Richard  A.  Sandberg,  dated  June  12,  1991
         (incorporated  by  reference  to  Exhibit  10.24  of  the  Registrant's
         Registration Statement No. 33-41226).**

10.7     Stock  Option  Grant to  Richard  A.  Sandberg,  dated  June  12,  1991
         (incorporated  by  reference  to  Exhibit  10.25  of  the  Registrant's
         Registration Statement No. 33-41226).**

10.8     Lease Agreement, made as of February 14, 1989, between Watson Boulevard
         Development Limited Partnership,  as lessor, and DIANON Systems,  Inc., as lessee,  for premises located at 200 Watson Boulevard  (incorporated
         by  reference  to  Exhibit  10.29  of  the  Registrant's   Registration
         Statement No. 33-41226).

10.9     License  Agreement,   dated  June  9,  1983,  between   Sloan-Kettering
         Institute for Cancer Research and N-K Laboratories  Limited Partnership
         (incorporated  by  reference  to  Exhibit  10.30  of  the  Registrant's
         Registration Statement No. 33-41226).

10.10 License Agreement, dated July 29, 1987, between University of Rochester and DIANON Systems, Inc. (incorporated by reference to Exhibit 10.32 of the Registrant's Registration Statement No. 33-41226).

10.11    Development   Agreement,   effective   September   25,  1987,   between
         Connecticut  Product Development  Corporation and DIANON Systems,  Inc.
         (incorporated  by  reference  to  Exhibit  10.33  of  the  Registrant's
         Registration Statement No. 33-41226).


EXHIBIT
  NO.    DOCUMENT REFERENCE                                                          PAGE
-------  ------------------                                                          ----

10.12    Stock  Option  Grant  to  James  B.  Amberson,  dated  April  23,  1991
         (incorporated   by  reference  to  Exhibit  28.1  to  the  Registrant's
         Quarterly  Report  on Form 10-Q for the  quarter  ended  September  30,
         1991).**

10.13 Stock Option Grant to Richard A. Sandberg, dated June 12, 1991, as amended (incorporated by reference to Exhibit 10.37 to the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1991).**

10.14    Asset  Purchase  Agreement,  dated  April  30,  1993,  by and among the
         Registrant  and  Molecular   Oncology,   Inc.,   and  Oncologix,   Inc.
         (incorporated by reference to Exhibit 1.1 to the Registrant's  Form 8-K dated April 30, 1993, filed with the Securities and Exchange Commission on May 14, 1993).

10.15    Asset  Purchase  Agreement,  dated  June 29,  1993,  by and  among  the
         Registrant and Collaborative Research, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant's Form 8-K dated June 29, 1993, filed with the Securities and Exchange Commission on July 13, 1993).

10.16 Term Loan Agreement, dated July 14, 1993, by and among the Registrant and the Union Trust Company (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A Amendment 1 for the year ended December 31, 1993, filed with the Securities and Exchange
         Commission on April 28, 1994).

10.17    Rights Agreement, dated April 29, 1994, by and among the Registrant and
         American Stock and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K dated April 29,
         1994,  filed with the  Securities  and  Exchange  Commission  on May 9,
         1994).

10.18    Severance  Agreement,   dated  January  20,  1995,  by  and  among  the
         Registrant  and John P. Davis  (incorporated  by  reference  to Exhibit
         10.36 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995, filed with the Securities and Exchange Commission on
         March 29, 1996).**

10.19    Employment Agreement, dated May 3, 1996, by the Registrant and Kevin C.
         Johnson (incorporated by reference to Exhibit 10.37 to the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).**

10.20    Executive  Employment  Agreement,  dated  September  1,  1996,  by  the
         Registrant  and  Richard A.  Sandberg  (incorporated  by  reference  to
         Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

10.21    Employment  Agreement,  dated  September 1, 1996, by the Registrant and
         Dr. James B. Amberson (incorporated by reference to Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1996).**

10.22    Executive  Employment  Agreement,  dated  September  1,  1996,  by  the
         Registrant  and Dr.  James B.  Amberson  (incorporated  by reference to
         Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

10.23    Severance  Agreement,  dated  September 27, 1996, by the Registrant and
         Carl R. Iberger  (incorporated  by  reference  to Exhibit  10.41 to the
         Registrant's  Quarterly  Report  on Form  10-Q  for the  quarter  ended
         September 30, 1996).**




EXHIBIT
  NO.    DOCUMENT REFERENCE                                                          PAGE
-------  ------------------                                                          ----

10.24    Employment  Agreement,  dated September 30,1996,  by the Registrant and
         David R. Schreiber  (incorporated  by reference to Exhibit 10.42 to the
         Registrant's  Quarterly  Report  on Form  10-Q  for the  quarter  ended
         September 30, 1996).**

10.25    Employment  Agreement,  dated  November 18, 1996, by the Registrant and
         Steven T. Clayton (filed herewith).**                                        58

10.26    Severance  Agreement  dated  November 18, 1996, by the  Registrant  and
         Daniel J. Cronin, III (filed herewith).**                                    66

10.27 Amendment dated as of October 4, 1995 to Rights Agreement dated as of April 29, 1994 between the Registrant and American Stock Transfer and
         Trust Company,  as Rights Agent  (incorporated  by reference to Exhibit
         No. 1 to the Registrant's Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission on November 8, 1995).

10.28 1996 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Statement on Schedule 14A filed with the Securities and Exchange Commission on September 23, 1996).**

10.29    Stock and  Warrant  Purchase  Agreement,  dated as of  October 4, 1995, among the  Gilbert  Family  Trust,  the G.S.  Beckwith  Gilbert  I.R.A.
         Contributory  Account,  G.S. Beckwith Gilbert and the Registrant (filed
         herewith).                                                                   68

10.30    Registration  Rights Agreement,  dated as of October 4, 1995, among the
         Gilbert Family Trust,  the G.S.  Beckwith  Gilbert I.R.A.  Contributory
         Account, G.S. Beckwith Gilbert and the Registrant (filed herewith).          87

10.31    Warrant No. 1, dated as of October 4, 1995, by the  Registrant in favor
         of G.S. Beckwith Gilbert (filed herewith).                                   99

10.32    Promissory  Note,  dated October 4, 1995, by G.S.  Beckwith  Gilbert in
         favor of the Registrant (filed herewith).                                   109

10.33    Stock Option Grant dated October 24, 1996 by the Registrant to Andre de
         Bruin (filed herewith).**                                                   111

10.34    Stock Option Grant dated  November 4, 1996 by the Registrant to Jeffrey
         M. Sklar, M.D. (filed herewith).**                                          114

10.35    Loan  Agreement  dated  December 3, 1996 by the  Registrant to Kevin C.
         Johnson (filed herewith).**                                                 117

10.36    Form of  standard  Stock  Option  Grant for  outside  directors  (filed
         herewith).**                                                                120

10.37    Amendment  to Warrant  Certificate  No. W-1 dated as of October 2, 1996
         between the Registrant and G.S. Beckwith Gilbert (filed herewith).          123

10.38    Severance  Agreement,  dated  February 27, 1997, by the  Registrant and
         Richard A. Sandberg (filed herewith).**                                     125



EXHIBIT
  NO.    DOCUMENT REFERENCE                                                          PAGE
-------  ------------------                                                          ----

11.1     Statement re: computation of per share earnings. *

22.1 List of Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Registrant's Registration Statement No. 33-41226).

23.1     1996  Consent of Arthur  Andersen  LLP  (incorporated  by  reference to
         Exhibit 23.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

23.2     1997 Consent of Arthur Andersen LLP (filed herewith).                       132

27.1     Financial Data Schedule.

--------------
*      Not applicable or contained elsewhere herein.

** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.