Form 10-Q
period 1997-03-31
DIANON SYSTEMS INC
filed 1997-05-14
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-19392


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes  X        No
                                                                ---

The number of shares of Issuer's Common Stock, $.01 par value, outstanding on May 5, 1997 was 6,437,476 shares.

                    Exhibit Index is on page 15 of 16 pages.

                              DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I FINANCIAL INFORMATION                                       PAGE NO.
----------------------------                                       --------
Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of  March 31, 1997          3
          and December 31, 1996

          Consolidated  Statements  of  Operations  for the          4
          three months ended March 31, 1997 and 1996

          Consolidated  Statements of Stockholders'  Equity          5
          for the twelve months ended December 31, 1996 and
          the three months ended March 31, 1997

          Consolidated  Statements  of Cash  Flows  for the          6
          three months ended March 31, 1997 and 1996

          Notes to Consolidated Financial Statements                 7


Item 2.   MANAGEMENT'S    DISCUSSION    AND   ANALYSIS   OF          8-12
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II OTHER INFORMATION
-------------------------

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                           13

Signatures                                                           14

Exhibit Index                                                        15


                              DIANON SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   MARCH 31,      DECEMBER 31,
                                                     1997            1996
                                                --------------------------------
                                                 (UNAUDITED)
  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $  9,566,608     $  7,488,590
  Accounts receivable, net of
     allowances of $1,027,705
     and $1,056,920, respectively                  13,366,168       15,426,221
  Prepaid expenses and employee advances            1,074,135        1,189,139
  Prepaid and refundable income taxes                      --          329,371
  Inventory                                           604,359          662,567
  Deferred income tax asset                           677,277          677,277
                                                --------------------------------
     Total current assets                          25,288,547       25,773,165
                                                --------------------------------
PROPERTY AND EQUIPMENT, at cost
  Laboratory and office equipment                  12,581,716       12,233,989
  Leasehold improvements                            3,634,207        3,612,198
     Less - accumulated depreciation
     and amortization                              (9,138,911)      (8,606,176)
                                                --------------------------------
                                                    7,077,012        7,240,011
                                                --------------------------------
INTANGIBLE ASSETS, net of accumulated
  amortization of $3,045,357 and
  $2,991,286, respectively                            550,242          604,313
DEFERRED INCOME TAX ASSET                             458,465          458,465
OTHER ASSETS                                          419,339          459,696
                                                --------------------------------
     TOTAL ASSETS                                $ 33,793,605     $ 34,535,650
                                                ================================
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $    976,840     $  1,903,448
  Accrued employee bonuses,
  commissions and payroll                           1,167,750        1,504,430
  Accrued employee stock purchase plan                741,717          549,540
  Current portion of capitalized
     lease obligations                                 26,696           26,107
  Current portion of note payable                     412,167          650,154
  Other accrued expenses                            4,651,804        3,081,481
                                                --------------------------------
     Total current liabilities                      7,976,974        7,715,160
                                                --------------------------------
LONG-TERM PORTION OF CAPITALIZED LEASE
     OBLIGATIONS                                       62,644           69,611
DEFERRED INCOME TAX LIABILITY                         201,951          201,951
                                                --------------------------------
     TOTAL LIABILITIES                              8,241,569        7,986,722
                                                --------------------------------
STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share,
     20,000,000 shares authorized,
     6,749,638 and 6,712,774 shares
     issued and outstanding at March 31,
     1997 and December 31, 1996, respectively          67,496           67,128
  Additional paid-in capital                       28,197,383       27,965,560
  Accumulated earnings/(deficit)                       63,880         (554,317)
  Common stock held in treasury, at cost -
     334,196 and 117,196 shares at March 31,
     1997 and December 31, 1996, respectively      (2,776,723)        (929,443)
                                                --------------------------------
     TOTAL STOCKHOLDERS' EQUITY                     25,552,036      26,548,928
                                                ================================
     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                    $ 33,793,605    $ 34,535,650
                                                ================================

                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                          1997          1996
                                                      -----------   -----------
NET REVENUES                                          $15,601,155   $12,418,819

COST OF SALES                                           7,872,499     6,138,888
                                                      -----------   -----------

    Gross Profit                                        7,728,656     6,279,931

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                             6,217,482     5,067,181

RESEARCH AND DEVELOPMENT
    EXPENSES                                              507,705       806,901
                                                      -----------   -----------

Income from Operations                                  1,003,469       405,849

INTEREST INCOME                                            91,890       124,545

INTEREST EXPENSE                                           10,803        24,201
                                                      -----------   -----------

Income Before Provision for Income Taxes                1,084,556       506,193

PROVISION FOR INCOME TAXES                                466,359       217,663
                                                      -----------   -----------

    Net Income                                        $   618,197   $   288,530
                                                      ===========   ===========

Weighted Average Shares Outstanding                     6,835,289     6,248,926
                                                      -----------   -----------

Primary and Fully Diluted Earnings Per Share          $       .09   $       .05
                                                      ===========   ===========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996 AND
                      THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

                                                                                    Common Stock
                                                        Additional                  Acquired for   Shareholder
                                      Common Stock        Paid-In     Accumulated   Treasury,      Note
                                    Shares     Amount     Capital       Deficit     at Cost        Receivable        Total
                                  -------------------   -----------   ------------  ------------   -----------    -----------
BALANCE, December 31, 1995        6,311,451   $63,115   $26,609,657   ($2,724,433)    ($200,000)    ($296,000)    $23,452,339
 Stock options exercised             23,621       236       107,476            --            --            --         107,712
 Exercise of warrants
  net of exercise costs             377,702     3,777     1,536,540            --     2,478,889            --       4,019,206
 Common stock acquired
  for treasury                           --        --            --            --    (3,208,332)           --      (3,208,332)
 Extinguishment of share-
  holder note receivable                 --        --      (296,000)           --            --       296,000              --
 Stock compensation
  expense - stock options                --        --         7,887            --            --            --           7,887
 Net Income                              --        --            --     2,170,116            --            --       2,170,116
                                  ---------   -------   -----------   -----------   -----------     ---------     -----------

BALANCE, December 31, 1996        6,712,774    67,128    27,965,560      (554,317)     (929,443)           --      26,548,928
 Stock options exercised             20,724       207        94,294            --            --            --          94,501
 Stock grants                        16,140       161       137,529            --            --            --         137,690
 Common stock acquired for
  treasury                               --        --            --            --    (1,847,280)           --      (1,847,280)
 Net Income                              --        --            --       618,197            --            --         618,197
                                  ---------   -------   -----------   -----------   -----------     ---------     -----------
BALANCE, March 31, 1997           6,749,638   $67,496   $28,197,383    $   63,880   ($2,776,723)     $     --     $25,552,036
                                  =========   =======   ===========   ===========   ===========     =========     ===========


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                               MARCH 31,
                                                          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:                 -----------   ------------
    Net income                                        $   618,197   $   288,530
Adjustments to reconcile net income to net
    cash provided by (used in) operations -
    Non-cash charges
       Depreciation and amortization                      657,927       497,088
       Loss on the disposal of fixed assets                28,378        18,845
       Investment write-down                                   --         4,053
Changes in other current assets
    and liabilities
    Decrease (increase) in accounts receivable          2,060,053    (1,328,664)
    Decrease in prepaid expenses
       and employee advances                              444,375       433,819
    Decrease (increase) in inventory                       58,208       (41,064)
    Decrease (increase) in other assets                    28,417        (4,443)
    Increase (decrease) in accounts payable
       and accrued liabilities                            499,213      (551,319)
                                                      -----------   ------------
          Net cash provided by (used in)
          operating activities                          4,394,768      (683,155)
                                                      -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                 (131,396)     (541,080)
    Construction in Progress                             (325,900)           --
    Proceeds from the sale of stock held for
       investment                                              --        57,530
    Proceeds from the disposal of fixed assets                 --         7,500
                                                      -----------   ------------
    Net cash (used in) investing activities              (457,296)     (476,050)
                                                      -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of note payable                           (237,987)     (223,939)
    Repayments of capitalized lease obligations            (6,378)      (15,171)
    Purchase of common stock acquired for treasury     (1,847,280)      (67,500)
    Stock grants and stock options exercised              232,191            --
                                                      -----------   ------------
          Net cash (used in) financing activities      (1,859,454)     (306,610)
                                                      -----------   ------------
          Net increase (decrease) in cash and
              cash equivalents                          2,078,018    (1,465,815)

CASH AND CASH EQUIVALENTS, beginning of period          7,488,590    10,990,231
                                                      -----------   ------------
CASH AND CASH EQUIVALENTS, end of period              $ 9,566,608   $ 9,524,416
                                                      ===========   ============
Supplemental cash flow disclosures:
    Cash paid during the period:
       Interest                                       $    10,867        24,272
       Income Taxes                                           200           458

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY - The consolidated balance sheet as of March 31, 1997, the related consolidated statements of operations and consolidated statement of cash flows for the three months ended March 31, 1997 and 1996, and the related consolidated statements of stockholders' equity for the twelve months ended December 31, 1996 and the three months ended March 31, 1997 have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and 1996 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission on March 31, 1997 (the "Annual Report").

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report for the year ended December 31, 1996. The results of operations for the three months ending March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

2. DESCRIPTIVE ANALYSIS - The descriptive analysis contained herein compares the financial results of the first three months ended March 31 for the years 1997 and 1996. To accommodate the comparison of pertinent financial information the following terms will be used to denote the respective periods:

     The First Quarter 1997 - current three months ended March 31, 1997 The First Quarter 1996 - three months ended March 31, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


RESULTS OF OPERATIONS
---------------------

      O    NET REVENUES

Net revenues were $15.6 million during the First Quarter 1997, an increase of $3.2 million or 26% from the First Quarter 1996. Increased revenues were attributable to increased market penetration by the Company's anatomic pathology testing services. The increase in anatomic pathology testing services in the First Quarter 1997 over the comparable period of 1996 was offset to some extent by a decrease in clinical chemistry and hospital based tissue testing services.

      O    COST OF SALES

Cost of sales, which consists primarily of salaries and wages, laboratory supplies, outside services, logistics (primarily shipping and handling), and depreciation expense, was $7.9 million during the First Quarter 1997, an increase of $1.7 million or 28% from the First Quarter 1996. Salaries and wages were approximately $2.6 million in the First Quarter 1997, an increase of $604,000 or 31% from the First Quarter 1996. This increase was principally due to increased laboratory and physician employment incurred to support new anatomic pathology testing services. Laboratory supplies were approximately $1.5 million in the First Quarter 1997, an increase of $197,000 or 15% from the First Quarter 1996. This increase was the result of increased sales volume and increased costs for reagents used for some of the Company's testing services. Logistics were $1.7 million in the First Quarter 1997, an increase of $789,000 or 84% from the First Quarter 1996. The increase in logistic costs was principally due to supporting new anatomic pathology testing services. As a percentage of net revenues, cost of sales increased to 50% during the First Quarter 1997 from 49% during the First Quarter 1996.

      O    GROSS PROFIT

Gross profits were $7.7 million during the First Quarter 1997, an increase of $1.4 million or 23% from the First Quarter 1996. The Company's gross profit margin decreased to 50% in the First Quarter 1997 from 51% in the First Quarter 1996. The decrease in gross profit margin was due to the continued erosion of the average unit price reimbursed for certain clinical chemistry testing services and the higher costs associated with providing anatomic pathology testing services.

The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady downward pressure on prices exerted by both government and private third party payors. Also, payment for services such as those provided by the Company is and likely will continue to be affected by periodic reevaluations made by payors concerning which services to reimburse and which to cease reimbursing. The reduction in reimbursement rates, particularly by Medicare, has generally decreased the average unit price for most of the Company's clinical chemistry services each year. In keeping with this trend, as part of Omnibus Budget Reconciliation Act of 1993 ("OBRA `93"), Congress reduced over time the national cap on Medicare laboratory fee schedules. This national cap has been lowered each year and now is 76% of the national median. OBRA `93 also eliminated the annual updates of Medicare laboratory fee schedules for the years 1994 and 1995. In 1996, however, the fee schedule update was 3.2% and the Health Care Financing Administration ("HCFA") has recently announced that the fee schedule update for 1997 will be 2.7%. However, the corresponding expected national cap increase of 2.7% may not be fully realized due to a recalculation of national medians necessitated by conversion in some carrier areas to a single statewide fee schedule.

With respect to the Company's tissue testing services which are not reimbursed under the Medicare laboratory fee schedules, the Medicare fees for these services also generally declined with the implementation of the resource based relative value scale ("RBRVS") system which went into effect in 1992 and was fully phased in by the end of 1996. The Medicare RBRVS payment for each service is calculated by multiplying the total relative value units ("RVU's") established for the service by a conversion factor that is set by law. The number of RVU's assigned to each service is in turn calculated by adding three separate components, including one representing the relative work values. In 1996, HCFA completed a five-year review of the work value component and, as a result, revised the work value amount assigned to many physician services. In addition, based on a default formula established in law, the 1997 conversion factor for nonsurgical services dropped 0.8% from 1996 to $33.8454 per conversion factor. The changes resulting from the five-year review, combined with the conversion factor reductions, resulted in an overall decrease in payments for pathology services of approximately 5.7% beginning January 1, 1997. Also, HCFA reduced the number of physician fee schedule payment localities from 210 to 89, effective January 1, 1997. Connecticut was one of the states that HCFA moved to a single payment locality. This modification created a 3.2% decrease in the RBRVS geographic adjustment factor for physicians located in Western Connecticut, where the Company's primary operations are located. In the past, implementation of the RBRVS program has had the effect of reducing prices, and thus the gross profit, of the Company. The recent substantial RBRVS adjustments are likely to continue this trend.

Furthermore, as a result of the Social Security Act amendments of 1994, Medicare is required to revise the formula for calculating the practice expense component of the physicians' Medicare fee schedule from the current historical basis to a resource basis beginning January 1, 1998. Some concern has been expressed by physician specialty groups that the data HCFA plans to use for these revisions is not adequate and that HCFA's methodology could result in specialty practice expenses being underestimated. At this point, HCFA is considering a variety of options for calculating practice expense revisions. It is possible that certain changes HCFA might make would have a significant negative affect on reimbursement, and thus gross profit, for anatomic pathology testing services. Practice expenses currently account for approximately 42% of the physicians' Medicare fee schedule payment amount.

Any future changes in government and other third-party payor reimbursement which may come about as a consequence of an enactment of health care reform or of deficit reduction legislation also likely will continue the downward pressure on prices and make the market for clinical laboratory services more competitive.

The Medicare proposal contained in the President's fiscal year 1998 budget offers an indication of the direction future Medicare reform legislation may take with respect to clinical laboratory services. The President's proposed budget would not modify the national cap on Medicare clinical chemistry laboratory fee schedules or eliminate annual updates; however, it would establish competitive bidding for clinical chemistry laboratory services. If the President's proposal failed to realize savings of at least 20% for a given year through the competitive bidding process, the Secretary of the Department of Health and Human Services ("HHS") would reduce Medicare's fees for laboratory services to achieve this targeted savings. Furthermore, the President's support for competitive bidding has rekindled efforts within HCFA to initiate a Medicare demonstration project to test the savings potential of competitive bidding for Part B clinical chemistry laboratory services. If ultimately adopted, either through federal legislation or through HCFA policy, these changes likely would have an adverse impact on the Company's revenues, and thus its gross profit.

Moreover, the Congress has voiced concern that the President's budget does not yield sufficient savings to balance the budget in 2002. As a result, the Congress is likely to propose additional savings measures, especially in the Medicare program. H.R. 2491, the Balanced Budget Act of 1995, passed by Congress and vetoed by President Clinton in December 1995, offers some indication of additional savings measures that Congress may propose in the future. Although H.R. 2491 would not have established competitive bidding for clinical chemistry laboratory services, it instead proposed that a failsafe budget mechanism be used if projected savings were not realized in Medicare service expenditures. This failsafe mechanism might have further reduced reimbursement for Medicare clinical chemistry laboratory services and physician services (including the Company's anatomic pathology testing service). In addition, H.R. 2491 would have further reduced the national cap on Medicare clinical chemistry laboratory fee schedules to 65% of the national median in 1997. It also would have eliminated annual updates in the Medicare clinical chemistry laboratory fee schedules until fiscal year 2002.

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

Both proposals also would implement a single conversion factor for physician services. In 1998, this single conversion factor would likely be slightly higher than the current conversion factor for pathologists. If enacted, this increase may favorably affect or, more likely, offset to some degree the adverse impact of the other developments described above on revenues from the Company's anatomic pathology testing services.

Finally, the Medicare proposal contained in the President's fiscal year 1998 budget contains measures to establish market-oriented purchasing for Medicare, including prospective payment systems for out-patient hospital services, home health care, and nursing home care, and the use of global payments and flexible purchasing. Although the details of these proposals are yet to be developed, if implemented, they probably would increase pressure on pricing in the clinical laboratory industry and may have an adverse impact on the Company's revenues.

Medicare changes along the lines just described are possible this year. Because of the uncertainties about the exact nature of any changes which may ultimately be adopted, the Company currently is unable to predict their ultimate impact on the clinical laboratory industry generally or on the Company in particular. Even apart from federal legislative action, reforms may occur at the state level and changes are occurring in the marketplace as a result of market pressures, including the increasing number of patients covered by some form of managed care. In the past, the Company has offset a substantial portion of the impact of price decreases and coverage changes through the achievement of economies of scale and other strategies such as more favorable purchase contracts and the introduction of alternative technologies. However, if price decreases (for example arising from the proposed Medicare changes discussed above) or coverage changes were to be rapidly and fully implemented, they would be likely to have an adverse impact on gross profits from the Company's testing services until management was able to mitigate such impact.

      O    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $6.2 million during the First Quarter 1997, an increase of $1.2 million or 23% from the First Quarter 1996. As a percentage of net revenues, selling, general and administrative expenses decreased to 40% in the First Quarter 1997 from 41% in the First Quarter 1996.

Amortization expenses were $66,000 in the First Quarter 1997, a decrease of $2,000 or 4% from the First Quarter 1996.

Severance costs of approximately $159,000 were recorded in the First Quarter 1997. No similar charges were recorded in the First Quarter 1996.

Investment write-downs of $4,000 were recorded in the First Quarter 1996 to write-down the investment in common stock of a publicly traded company to market value as the loss in value was deemed other than temporary in accordance with the Statement of Financial Accounting Standard 115, "Accounting for Certain Investments on Debt and Equity Securities". No similar charges were recorded in the First Quarter 1997. The Company sold its remaining shares in the First Quarter 1997.

      O    RESEARCH AND DEVELOPMENT

Research and development expenses were $508,000 in the First Quarter 1997, a decrease of $299,000 or 37% from the First Quarter 1996. Research and development expenses include the costs of building the Company's database and the review, analysis and clinical evaluation of existing as well as new technologies. This decrease in 1997 is primarily due to the completion in 1996 of the major portion of expenditures for the development of the new anatomic pathology services. During the First Quarter 1997, the Company reorganized its research and development technology activities.

      O    INTEREST INCOME

The Company's interest income was $92,000 for the First Quarter 1997, a decrease of $33,000 or 26% from the First Quarter 1996. Cash and cash equivalents as of March 31, 1997 was $10.0 million of which $8.0 million was invested compared to $10.0 million for the comparable period in 1996.

      O    INTEREST EXPENSE

Interest expense was $11,000 for the First Quarter 1997, a decrease of $13,000 or 55% from the First Quarter 1996. The decrease in interest expense was due to the pay-down of a portion of the $3.5 million term loan obtained in July of 1993 which bears interest at 6% per year.

      O    PROVISION FOR INCOME TAXES

Provision for income tax expense was $466,000 for the First Quarter 1997, an increase of $249,000 or 114% from the First Quarter 1996. The effective tax rate was 43% during the First Quarter 1997 and the First Quarter 1996.

      O    NET INCOME

As a result of the foregoing, the First Quarter 1997 net income was $618,000, an increase of $330,000 or 114% from the First Quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 1997, the Company had total cash and cash equivalents of approximately $10.0 million which was invested in a fund holding U. S. Treasury securities with maturities of less than three months.

The Company had working capital of $17.3 million at March 31, 1997 compared to $18.1 million at December 31, 1996, and the working capital ratio was 3.2 to 1 at March 31, 1997 compared to 3.4 to 1 at December 31, 1996.

Domestic trade receivables, net, were $13.2 million as of March 31, 1997, a decrease of $2.1 million or 14% from December 31, 1996. During the First Quarter 1997, the average number of days sales in domestic trade receivables was approximately 82 days as compared to 74 days for the comparable period of 1996. The increase in average number of days sales was a result of increased volume in the Company's anatomic pathology testing services and increased complexity of billing for anatomic pathology testing services. The average number of days sales has decreased from 94 days for the month of December 1996 to 75 days for the month of March 1997. This decrease was result of significantly reducing domestic accounts receivable from $15.2 million as of December 31, 1996 to $13.2 million as of March 31, 1997.

Capital expenditures during the First Quarter 1997 were approximately $457,000.

In July 1993, the Company obtained a $3.5 million term loan from a bank that bears interest at 6% per year and is payable over a 47 month period. During 1995, the term loan agreement was modified to revise certain financial covenants, including those with respect to tangible net worth and debt service coverage requirements and limitation on certain expenditures. During the First Quarter 1997, there were no changes in the Company's existing debt agreements. The Company has outstanding under such term loan principal in the amount of approximately $412,000 as of March 31, 1997.

As of March 31, 1997, the Company had purchased 334,196 shares of Common Stock as required by its Employee Stock Purchase Plan ("ESPP"). During the fourth quarter of 1996, the Company's Board of Directors authorized additional share repurchases costing up to $2.0 million. As of March 31, 1997, the Company has acquired shares costing $1.8 million. In April 1997, the Company's Board of Directors again authorized additional share repurchases costing up to $2.0 million.

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

RISK FACTORS; FORWARD LOOKING STATEMENTS
----------------------------------------

The Management's Discussion and Analysis contain forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by the Company to beneficiaries of the Medicare program; possibility of being deemed to be not in compliance with Federal or state regulatory requirements; the uncertainties relating to the ability of the Company to convince physicians and/or managed care organizations to use the Company as a provider of anatomic pathology testing services; the ability of the Company to maintain superior quality relative to its competitors; the ability of the Company to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of anatomic national laboratories, small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery.

PART II OTHER INFORMATION


Item 6      EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

           a     Exhibits

                 (11.1) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

                 (27.1)  Financial Data Schedule

            b Report on Form 8-K. No reports on Form 8-K were filed during the First Quarter 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DIANON Systems, Inc.


                                       /s/ KEVIN C. JOHNSON
                                       -----------------------------------
           May 9, 1997
                                       By:  Kevin C. Johnson
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



                                       /s/ DAVID R. SCHREIBER
                                       -----------------------------------
           May 9, 1997
                                       By:  David R. Schreiber
                                            Senior Vice President, Finance
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

                                                                            PAGE
                                                                            ----

27.1  Financial Data Schedule (filed herewith)                                16