Form 10-Q
period 1997-06-30
DIANON SYSTEMS INC
filed 1997-08-14
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                                                           Yes X    No


The number of shares of registrant's Common Stock, $.01 par value, outstanding on August 7, 1997 was 6,456,480 shares.


                      Exhibit Index on page 15 of 35 pages.

                                             DIANON SYSTEMS, INC.
                                               AND SUBSIDIARIES
                                                     INDEX


Part I  FINANCIAL INFORMATION                                                                     PAGE NO.
-----------------------------                                                                     --------

Item 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996.                 3

               Consolidated Statements of Operations for the three month and six month                4
               periods ended June 30, 1997 and 1996.

               Consolidated Statements of Stockholders' Equity for the twelve months 5 ended December 31, 1996 and the six months ended June
               30, 1997.

               Consolidated Statements of Cash Flows for the six months ended June 30,                6
               1997 and 1996.

               Notes to Consolidated Financial Statements.                                            7

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS              8-12
               OF OPERATIONS

Part II  OTHER INFORMATION

Item 6.        EXHIBITS AND REPORTS ON  FORM 8-K                                                     13

Signatures                                                                                           14

Exhibit Index                                                                                        15


                                               DIANON SYSTEMS, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,      DECEMBER 31,
                                                                               1997            1996
                                                                            ------------    ------------
                                                                             (UNAUDITED)
     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..........................................   $ 11,229,132    $  7,488,590
     Accounts receivable, net of allowances of $1,027,705
          and $1,056,920, respectively ..................................     12,729,153      15,426,221
     Prepaid expenses and employee advances .............................      1,262,160       1,189,139
     Prepaid and refundable income taxes ................................        455,964         329,371
     Inventory ..........................................................        785,689         662,567
     Deferred income tax asset ..........................................        677,277         677,277
                                                                            ------------    ------------
Total current assets ....................................................     27,139,375      25,773,165
                                                                            ------------    ------------
PROPERTY AND EQUIPMENT, at cost
     Laboratory and office equipment ....................................     13,051,161      12,233,989
     Leasehold improvements .............................................      3,691,400       3,612,198
       Less - accumulated depreciation and amortization .................     (9,540,726)     (8,606,176)
                                                                            ------------    ------------
                                                                               7,201,835       7,240,011
                                                                            ------------    ------------

INTANGIBLE ASSETS, net of accumulated amortization of
     $3,099,436 and $2,991,286, respectively ............................        496,171         604,313
DEFERRED INCOME TAX ASSET ...............................................        458,465         458,465
OTHER ASSETS ............................................................        359,373         459,696
                                                                            ============    ============
         TOTAL ASSETS ...................................................   $ 35,655,219    $ 34,535,650
                                                                            ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ...................................................   $  1,211,620    $  2,123,661
     Accrued employee bonuses, commissions and payroll ..................      1,234,039       1,504,430
     Accrued employee stock purchase plan ...............................        916,728         549,540
     Current portion of capitalized lease obligations ...................         40,910          26,107
     Current portion of note payable ....................................        170,663         650,154
     Other accrued expenses .............................................      5,221,623       2,861,268
                                                                            ------------    ------------
           Total current liabilities ....................................      8,795,583       7,715,160
                                                                            ------------    ------------
LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS ......................        126,450          69,611
DEFERRED INCOME TAX LIABILITY ...........................................        201,951         201,951
                                                                            ------------    ------------
           TOTAL LIABILITIES ............................................      9,123,984       7,986,722
                                                                            ------------    ------------
STOCKHOLDERS' EQUITY
     Common  stock,  par value $.01 per  share, 20,000,000 shares authorized, 6,759,857 and 6,712,774 shares issued and outstanding
     at June 30, 1997 and December 31, 1996, respectively ... ..........          67,599          67,128
     Additional paid-in capital .........................................     28,221,558      27,965,560
     Accumulated earnings/(deficit) .....................................        894,234        (554,317)
     Common stock held in treasury, at cost - 319,206 and 117,196 shares
     at June 30, 1997 and December 31, 1996, respectively ...............     (2,652,156)       (929,443)
                                                                            ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY .....................................     26,531,235      26,548,928
                                                                            ============    ============
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................   $ 35,655,219    $ 34,535,650
                                                                            ============    ============

                     The accompanying notes to consolidated
       financial statements are an integral part of these balance sheets.

                                               DIANON SYSTEMS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                                              JUNE 30, 1997 AND 1996
                                                    (UNAUDITED)

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                 1997             1996       1997           1996
                                               -----------   -----------   -----------   ----------

NET REVENUES ...............................   $16,056,419   $13,674,329   $31,657,574   $26,093,148

COST OF GOODS ..............................     7,882,516     6,480,922    15,755,015    12,619,810
                                               -----------   -----------   -----------   -----------
   Gross Profit ............................     8,173,903     7,193,407    15,902,559    13,473,338

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     6,380,501     5,601,680    12,597,983    10,668,861

RESEARCH & DEVELOPMENT EXPENSES ............       460,860       775,180       968,565     1,582,081
                                               -----------   -----------   -----------   -----------

   Income from Operations ..................     1,332,542       816,547     2,336,011     1,222,396

INTEREST INCOME ............................       132,237       105,247       224,127       229,792

INTEREST EXPENSE ...........................         8,018        20,539        18,821        44,740
                                               -----------   -----------   -----------   -----------

   Income Before Provision for Income Taxes      1,456,761       901,255     2,541,317     1,407,448

PROVISION FOR INCOME TAXES .................       626,407       387,540     1,092,766       605,203
                                               -----------   -----------   -----------   -----------

   Net Income ..............................   $   830,354   $   513,715   $ 1,448,551   $   802,245
                                               ===========   ===========   ===========   ===========

Weighted Average Shares Outstanding ........     6,862,097     6,142,743     6,848,693     6,195,835
                                               -----------   -----------   -----------   -----------

Primary and Fully Diluted Earnings Per Share   $      0.12   $      0.08   $      0.21   $      0.13
                                               ===========   ===========   ===========   ===========


                     The accompanying notes to consolidated
         financial statements are an integral part of these statements.

                                                 DIANON SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996 AND
                                        THE SIX MONTHS ENDED JUNE 30, 1997
                                                   (UNAUDITED)

                                                                                Common Stock  Common Stock
                                                       Additional               Acquired for  Acquired for  Shareholder
                                     Common Stock       Paid-In     Accumulated   Treasury,    Treasury,        Note
                                  Shares     Amount     Capital      Deficit       Shares       at Cost      Receivable       Total
                                 ---------------------------------------------------------------------------------------------------

BALANCE, December 31, 1995 ....  6,311,451  $63,115 $ 26,609,657  ($2,724,433)   (50,000)   ($  200,000)   ($ 296,000)  $23,452,339
    Stock options exercised ...     23,621      236      107,476           --         --             --            --       107,712
    Exercise of warrants net of
      exercise costs...........    377,702    3,777    1,536,540           --    422,298      2,478,889            --     4,019,206
    Common stock acquired for
      treasury ................         --       --           --           --   (489,494)    (3,208,332)           --    (3,208,332)
    Extinguishment of share-
      holder note receivable ..         --       --     (296,000)          --         --              --      296,000            --
    Stock compensation expense -
        stock options .........         --       --        7,887           --         --              --           --         7,887
    Net Income ................         --       --           --    2,170,116         --              --           --     2,170,116
                                 ---------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996 ....  6,712,774   67,128   27,965,560     (554,317)  (117,196)       (929,443)          --    26,548,928
    Stock options exercised ...     22,531      225      102,516           --         --              --           --       102,741
    Employee stock purchase
      plan options exercised ..         --       --      (57,568)          --     14,990         124,567           --        66,999
    Stock grants ..............     24,552      246      211,050           --         --              --           --       211,296
    Common stock acquired
      for treasury ............         --       --           --           --   (217,000)     (1,847,280)          --    (1,847,280)
    Net Income ................         --       --           --    1,448,551         --              --           --     1,448,551
                                 ---------------------------------------------------------------------------------------------------
BALANCE, June 30, 1997 ........  6,759,857  $67,599  $28,221,558   $  894,234   (319,206)    ($2,652,156)      $   --   $26,531,235
                                 ===================================================================================================



                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                         JUNE 30,
                                                                                  1997              1996
                                                                            ----------------  --------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                                                            $1,448,551       $288,530
        Adjustments to reconcile net income to net cash provided by (used
           in) operations -
           Non-cash charges
              Depreciation and amortization                                       1,338,546        497,088
              Stock compensation expense                                            211,296             --
              Loss on the disposal of fixed assets                                   40,914         18,845
              Investment write-down                                                      --          4,053
        Changes in other current assets and liabilities
           Decrease (increase) in accounts receivable                             2,697,068     (1,328,664)
           (Increase) decrease in prepaid expenses and employee advances           (199,614)       433,819
           (Increase) in inventory                                                 (123,122)       (41,064)
           Decrease (increase) in other assets                                       80,430         (4,443)
           Increase (decrease) in accounts payable and accrued liabilities        1,582,892       (551,319)
                                                                            ---------------   ------------
                  Net cash provided by (used in) operating activities             7,076,961       (683,155)
                                                                            ---------------   ------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                                  (1,316,271)      (541,080)
           Proceeds from the sale of stock held for investment                        9,064         57,530
           Proceeds from the disposal of fixed assets                                    --          7,500
                                                                            ---------------   ------------
           Net cash (used in) investing activities                               (1,307,207)      (476,050)
                                                                            ---------------   ------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
           Repayments of note payable                                              (479,491)      (223,939)
           Borrowings (repayments) of capitalized lease obligations                 127,819        (15,171)
           Purchase of common stock acquired for treasury                        (1,847,280)       (67,500)
           Stock options exercised                                                  102,741             --
           Employee stock purchase plan options exercised                            66,999             --
                                                                            ---------------   ------------
                  Net cash (used in) financing activities                        (2,092,212)      (306,610)
                                                                            ---------------   ------------
                  Net increase (decrease) in cash and cash equivalents            3,740,542     (1,465,815)

        CASH AND CASH EQUIVALENTS, beginning of period                            7,488,590     10,990,231
                                                                            ---------------   ------------
        CASH AND CASH EQUIVALENTS, end of period                                $11,229,132     $9,524,416
                                                                            ===============   ============

        Supplemental cash flow disclosures:
          Cash paid during the period:
              Interest                                                              $18,999        $24,272
              Income Taxes                                                        1,157,417            458


                                     The accompanying notes to consolidated financial
                                   statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY - The consolidated balance sheet as of June 30, 1997, the related consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996, the related consolidated statements of cash flow for the six months ended June 30, 1997 and 1996, and the related consolidated statements of stockholders' equity for the twelve months ended December 31, 1996 and the six months ended June 30, 1997 have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and 1996 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission on March 31, 1997 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report for the year ended December 31, 1996. The results of operations for the six months ending June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

2. DESCRIPTIVE ANALYSIS - The descriptive analysis contained herein compares the financial results of the first six months ended June 30 for the years 1997 and 1996. To accommodate the comparison of pertinent financial information the following terms will be used to denote the respective periods:

     "First Half 1997" - six months ended June 30, 1997 "First Half 1996" - six months ended June 30, 1996

     "Second Quarter 1997" - three months ended June 30, 1997 "Second Quarter 1996" - three months ended June 30, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

RESULTS OF OPERATIONS
---------------------

    o     NET REVENUES

Net revenues were $31.7 million during the First Half 1997, an increase of $5.6 million or 21% from the First Half 1996. Increased revenues were attributable to increased market penetration by the Company's anatomic pathology testing services. The increase in anatomic pathology testing services in the First Half 1997 over the comparable period of 1996 was offset to some extent by a decrease in clinical chemistry and hospital based tissue testing services.

Net revenues were $16.1 million during the Second Quarter 1997, an increase of $2.4 million or 17% from the Second Quarter 1996. Increased revenues were attributable to increased market penetration by the Company's anatomic pathology testing services.

     o    COST OF GOODS

Cost of goods, which consists primarily of salaries and wages, laboratory supplies, outside services, logistics (primarily shipping and handling), and depreciation expense, was $15.8 million during the First Half 1997, an increase of $3.1 million or 25% from the First Half 1996. Salaries and wages were approximately $5.3 million in the First Half 1997, an increase of $1.3 million or 34% from the First Half 1996. This increase was principally due to increased laboratory and physician employment incurred to support increased anatomic pathology testing services. Laboratory supplies decreased to 8.8% of net revenues in the First Half 1997 from 10.5% in the First Half 1996. This decrease was the result of cost efficiencies. Logistics were $3.1 million in the First Half 1997, an increase of $1.2 million or 59% from the First Half 1996. The increase in logistic costs was principally due to supporting new anatomic pathology testing services. As a percentage of net revenues, cost of sales increased to 50% during the First Half 1997 from 48% during the First Half 1996.

Cost of goods was $7.9 million during the Second Quarter 1997, an increase of $1.4 million or 22% from the Second Quarter 1996. As a percentage of net revenues, cost of sales increased to 49% in the Second Quarter 1997 from 47% in the Second Quarter 1996.

     o    GROSS PROFIT

Gross profits were $15.9 million during the First Half 1997, an increase of $2.4 million or 18% from the First Half 1996. The Company's gross profit margin decreased to 50% in the First Half 1997 from 52% in the First Half 1996. The decrease in gross profit margin was due to the continued erosion of the average unit price reimbursed for certain clinical chemistry testing services and the higher costs associated with providing anatomic pathology testing services.

Gross profits were $8.2 million during the Second Quarter 1997, an increase of $980,000 or 14% from the Second Quarter 1996. The Company's gross profit margin decreased to 51% in the Second Quarter 1997 from 53% in the Second Quarter 1996.

The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady downward pressure on prices exerted by both government and private third party payors. Also, payment for services such as those provided by the Company is and likely will continue to be affected by periodic reevaluations made by payors concerning which services to reimburse and which to cease reimbursing. A reduction in reimbursement rates, particularly by Medicare, has generally decreased the average unit price for most of the Company's clinical chemistry services each year. In keeping with this trend, as part of the Omnibus Budget Reconciliation Act of 1993 ("OBRA `93"), Congress reduced over time the national cap on Medicare laboratory fee schedules. This national cap has been lowered each year and is now 76% of the national median. Under the provisions of the Budget Reconciliation Act recently adopted by Congress, the cap would be lowered further to 74% beginning in 1998. OBRA `93 also eliminated the annual updates of Medicare laboratory fee schedules for the years 1994 and 1995. After updates of 3.2% in 1996 and approximately 2.7% in 1997, the terms of the Budget Reconciliation Act recently adopted would freeze fee schedule payments for the 1998 - 2002 period.

The Budget Reconciliation Act does include the addition of coverage for a yearly screening pap smear for Medicare beneficiaries at high risk of developing cervical or vaginal cancer and for beneficiaries of childbearing age who had not had a negative test in each of the preceding three years, as well as coverage for annual prostate cancer screening, including a prostate-specific antigen blood test, for beneficiaries over age 50. Although most women of childbearing age and men under age 65 are not Medicare beneficiaries, the addition of Medicare coverage for these tests could provide additional revenues for the Company.

With respect to the Company's tissue testing services which are reimbursed under the physician fee schedules rather than the Medicare laboratory fee schedules, the Medicare fees for these services also generally declined with the implementation of the resource based relative value scale ("RBRVS") system which went into effect in 1992 and was fully phased in by the end of 1996. The Medicare RBRVS payment for each service is calculated by multiplying the total relative value units ("RVUs") established for the services by a conversion factor that is set by law. The number of RVUs assigned to each service is in turn calculated by adding three separate components, including one representing the relative work values. Although the conversion factor for nonsurgical services, including pathology, is currently $33.8454, the Budget Reconciliation Act recently adopted by Congress includes a provision that merges the three existing conversion factors into one, for all types of services provided. The Health Care Financing Administration (the "HCFA") has estimated this single factor will be $37.13 - an increase of 9.7% over the 1996 conversion factor applicable to pathology services.

There was an overall decrease of 5.7% between 1996 and 1997 in payments for pathology services, plus an additional decrease in Connecticut due to HCFA's reduction of the number of different payment localities recognized for RBRVS purposes, at the beginning of 1997, HCFA published proposed regulations which recalculate a key component of the RBRVS fee schedule. This recalculation would modify the practice expense RVUs to reflect resource consumption, rather than the historical charge data used to establish the original practice expense RVUs. Overall, HCFA's predicted impact of resource-based practice expense RVUs on Medicare income of pathologists is an increase of 1%. Of course, the actual impact on Medicare pathology revenues would depend on the mix of pathology services furnished. Moreover, under the Budget Reconciliation Act recently adopted by Congress, implementation of resource based practice expense RVUs will not begin until 1999, and will be phased in over the period 1999 - 2002. In addition, disclosure and evaluation of the methodology used by HCFA to support its proposal will be required. In the past, RBRVS program implementation and modification has had the effect of reducing prices, and thus the gross profit, of the Company. Overall, the Company does not expect projected future RBRVS adjustments to change this trend.

Other changes in government and other third-party payor reimbursement which may come about as a consequence of the enactment of current and future health care reform or deficit reduction measures are likely to continue the downward pressure on prices and make the market for clinical laboratory services more competitive.

For example, the Budget Reconciliation Act recently adopted by Congress would revise the Medicare program substantially to permit beneficiaries to choose between traditional fee-for-service Medicare and several non-traditional Medicare options, including managed care plans and provider-sponsored organization plans. These non-traditional Medicare plans would have considerable discretion in determining whether and how to cover and reimburse laboratory services and also have discretion to limit the number of labs with which they deal.

The Budget Reconciliation Act also includes provisions to implement competitive bidding for certain Medicare items and services, including laboratory services, on a three-site demonstration project basis. If later adopted on a widespread basis, these changes likely would have an adverse impact on the Company's revenues, and thus on its gross profit.

Finally, the Budget Reconciliation Act recently adopted contains measures to establish market-oriented purchasing for Medicare, including prospective payment systems for outpatient hospital services, home health care and nursing home care, and the use of global payments and flexible purchasing. Although the details of these measures are yet to be finalized, they probably would increase pressure on pricing in the laboratory industry and may have an adverse impact on the Company's revenues.

Because of the uncertainties about how the Medicare changes such as those just described will be implemented, the Company currently is unable to predict their ultimate impact on the laboratory industry generally or on the Company in particular. Reforms may also occur at the state level as well as the federal level and, in addition, changes are occurring in the marketplace as a result of market pressures, as the number of patients covered by some form of managed care is increasing. In the past, the Company has offset a substantial portion of the impact of price decreases and coverage changes through the achievement of economies of scale, more favorable purchase contracts and greater operational efficiencies. However, if price decreases (for example arising from the proposed Medicare changes discussed above) or coverage changes were to be rapidly and fully implemented, they would be likely to have an adverse impact on gross profits from the Company's testing services unless management had an opportunity to mitigate such impact.

    o     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $12.6 million during the First Half 1997, an increase of $1.9 million or 18% from the First Half 1996. As a percentage of net revenues, selling, general and administrative expenses decreased to 40% in the First Half 1997 from 41% in the First Half 1996.

Selling, general and administrative expenses were $6.4 million during the Second Quarter 1997, an increase of $779,000 or 14% from the Second Quarter 1996. As a percentage of net revenues, selling, general and administrative expenses decreased to 40% in the Second Quarter 1997 from 41% in the Second Quarter 1996.

Severance costs of approximately $159,000 were recorded in the First Half 1997. Severance costs of approximately $46,000 were recorded in the First Half 1996.

Investment write-downs of $11,000 were recorded in the First Half 1996 to write-down the investment, held on the Company's balance sheet, in common stock of a publicly traded company to market value as the loss in value was deemed other than temporary in accordance with the Statement of Financial Accounting Standard 115, "Accounting for Certain Investments on Debt and Equity Securities". No similar charges were recorded in the First Half 1997. The Company sold its remaining shares in the first quarter of 1997.

     o    RESEARCH AND DEVELOPMENT

Research and development expenses were $969,000 in the First Half 1997, a decrease of $614,000 or 39% from the First Half 1996. Research and development expenses include the costs of the review, analysis and clinical evaluation of new technologies. This decrease in 1997 is primarily due to the completion in 1996 of the major one-time expenditures necessary for the development of the new anatomic pathology services. During the first quarter of 1997, the Company reorganized its research and development technology activities.

Research and development expenses were $461,000 in the Second Quarter 1997, a decrease of $314,000 or 41% from the Second Quarter 1996.

     o    INTEREST INCOME

The Company's interest income was $224,000 for the First Half 1997, a decrease of $6,000 or 2% from the First Half 1996. Interest income for the First Half 1997 was earned on an average investment of $8.7 million compared with $9.8 million in the First Half 1996. Interest income was $132,000 for the Second Quarter 1997, an increase of $27,000 or 26% from the Second Quarter 1996. Interest income for the Second Quarter 1997 was earned on an average investment of $9.5 million compared with $9.0 million in the Second Quarter 1996.

      o    INTEREST EXPENSE

Interest expense was $19,000 for the First Half 1997, a decrease of $26,000 or 58% from the First Half 1996. The decrease in interest expense was due to the pay-down of a portion of the $3.5 million term loan obtained in July of 1993 which bears interest at 6% per year. Interest expense was $8,000 for the Second Quarter 1997, a decrease of $13,000 or 61% from the Second Quarter 1996.

      o    PROVISION FOR INCOME TAXES

Provision for income tax expense was $1.1 million for the First Half 1997, an increase of $488,000 or 81% from the First Half 1996. The effective tax rate was 43% during both the First Half 1997 and 1996.

       o   NET INCOME

As a result of the foregoing, net income was $1.4 million for the First Half 1997, an increase of $646,000 or 81% from the First Half 1996. Net income was $830,000 during the Second Quarter 1997, an increase of $317,000 or 62% from the Second Quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1997, the Company had total cash and cash equivalents of approximately $11.2 million of which $10.2 million was invested in a fund holding U. S. Treasury securities with maturities of less than three months.

The Company had working capital of $18.3 million at June 30, 1997 compared to $18.1 million at December 31, 1996, and the working capital ratio was 3.9 to 1 at June 30, 1997 compared to 3.4 to 1 at December 31, 1996.

Domestic trade receivables, net, were $12.6 million as of June 30, 1997, a decrease of $2.6 million or 17% from December 31, 1996. During the Second Quarter 1997, the average number of days sales in domestic trade receivables was approximately 75 days. The average number of days sales has decreased from 94 days for the month of December 1996 to 75 days for the month of June 1997. This decrease was the result of improved collection efficiencies resulting in significantly reducing domestic accounts receivable from $15.2 million as of December 31, 1996 to $12.6 million as of June 30, 1997.

Capital expenditures during the First Half 1997 were approximately $1.3 million compared to $541,000 for the First Half 1996.

In July 1993, the Company obtained a $3.5 million term loan from a bank that bears interest at 6% per year and is payable over a 47 month period. During 1995, the term loan agreement was modified to revise certain financial covenants, including those with respect to tangible net worth and debt service coverage requirements and limitation on certain expenditures. The Company has outstanding under such term loan principal in the amount of approximately $171,000 as of June 30, 1997. During the Second Quarter 1997, there were no changes in the Company's existing debt agreements.

As of June 30, 1997, the Company has in its treasury 319,206 shares of Common Stock allocated for the Company's Employee Stock Purchase Plan at a total cost of $2.7 million. The Company plans to continue to repurchase shares under its previously authorized buyback program.

The Company believes that cash flows from operations as well as available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

RISK FACTORS; FORWARD LOOKING STATEMENTS
----------------------------------------

The Management's Discussion and Analysis contain forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by the Company to beneficiaries of the Medicare program; the possibility of being deemed to be not in compliance with federal or state regulatory requirements; the uncertainties relating to the ability of the Company to convince physicians and/or managed care organizations to use the Company as a provider of anatomic pathology testing services; the ability of the Company to maintain superior quality relative to its competitors; the ability of the Company to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital health care delivery; the uncertainties relating to states erecting barriers to the performance of anatomic national laboratories; competition from small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery.


PART II  OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K
                  --------------------------------
                  a    Exhibits

                       (10.39)    Amendment,  dated April 30, 1997, by the
                                  Registrant and Richard A. Sandberg (filed herewith).

                       (10.40)    Security Agreement dated April 30, 1997 by the
                                  Registrant and Richard A. Sandberg (filed herewith).

                       (10.41) Secured Promissory Note dated April 30, 1997 by Richard A. Sandberg in favor of the Registrant (filed herewith).

                       (11.1) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

                        (27.1)    Financial Data Schedule (filed herewith).

                    b Report on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1997.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DIANON Systems, Inc.


             August 13, 1997       /s/ KEVIN C. JOHNSON
                                   --------------------
                                   By:  Kevin C. Johnson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



             August 13, 1997       /s/ DAVID R. SCHREIBER
                                   ----------------------
                                   By:  David R. Schreiber
                                        Senior Vice President, Finance and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)

                                  EXHIBIT INDEX

                                                                                                         Page No.
(10.39)         Amendment, dated April 30, 1997, by the Registrant and Richard A. Sandberg (filed              16
                herewith).

(10.40)         Security Agreement dated April 30, 1997 by the Registrant and Richard A. Sandberg              18
                (filed herewith).

(10.41)         Secured Promissory Note dated April 30, 1997 by Richard A. Sandberg in favor of the            33
                Registrant.(filed herewith)

(27.1)          Financial Data Schedule (filed herewith).                                                      35
