Form 10-Q
period 1997-09-30
DIANON SYSTEMS INC
filed 1997-11-14
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

                                                                Yes X No_

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on November 7, 1997 was 6,494,136 shares.

                      Exhibit Index on page 15 of 41 pages

                              DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX


PART I FINANCIAL INFORMATION                                           PAGE NO.
----------------------------                                           --------

Item 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of
           September 30, 1997 and December 31, 1996.                       3

           Consolidated Statements of Operations for
           the three month and nine month periods ended
           September 30, 1997 and 1996.                                    4

           Consolidated Statements of Stockholders'
           Equity for the nine months ended
           September 30, 1997 and 1996.                                    5

           Consolidated Statements of Cash Flows for
           the nine months ended September 30, 1997 and 1996.              6

           Notes to Consolidated Financial Statements.                     7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8-12


PART II  OTHER INFORMATION
--------------------------

Item 6.    EXHIBITS AND REPORTS ON  FORM 8-K                               13

Signatures                                                                 14

Exhibit Index                                                              15


                              DIANON SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     SEPT. 30,     DECEMBER 31,
                                                                                       1997            1996
                                                                                  -----------------------------
                                                                                   (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $ 11,150,602    $  7,488,590
     Accounts receivable, net of allowances of $1,085,076 and
        $1,056,920, respectively                                                    14,506,148      15,426,221
     Prepaid expenses and employee advances                                          1,069,257       1,189,139
     Prepaid and refundable income taxes                                               150,233         329,371
     Inventory                                                                         765,544         662,567
     Deferred income tax asset                                                         677,277         677,277
                                                                                  -----------------------------
        Total current assets                                                        28,319,061      25,773,165
                                                                                  -----------------------------
PROPERTY AND EQUIPMENT, at cost
     Laboratory and office equipment                                                13,244,119      12,233,989
     Leasehold improvements                                                          3,832,539       3,612,198
        Less - accumulated depreciation and amortization                           (10,364,768)     (8,606,176)
                                                                                  -----------------------------
                                                                                     6,711,890       7,240,011
                                                                                  -----------------------------

INTANGIBLE ASSETS, net of accumulated amortization of
        $3,153,499 and $2,991,286, respectively                                        442,100         604,131
DEFERRED INCOME TAX ASSET                                                              458,465         458,465
OTHER ASSETS                                                                           327,443         459,696
                                                                                  =============================
        TOTAL ASSETS                                                              $ 36,258,959    $ 34,535,650
                                                                                  =============================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                             $    808,720    $  2,123,661
     Accrued employee bonuses, commissions and payroll                               2,022,468       1,504,430
     Accrued employee stock purchase plan                                              963,309         549,540
     Current portion of capitalized lease obligations                                   40,854          26,107
     Current portion of note payable                                                        --         650,154
     Other accrued expenses                                                          4,640,465       2,861,268
                                                                                  -----------------------------
        Total current liabilities                                                    8,475,816       7,715,160
                                                                                  -----------------------------
LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS                                     115,876          69,611
DEFERRED INCOME TAX LIABILITY                                                          201,951         201,951
                                                                                  -----------------------------
        Total liabilities                                                            8,793,643       7,986,722
                                                                                  -----------------------------
STOCKHOLDERS' EQUITY
     Common  stock,  par value  $.01 per share, 20,000,000 shares authorized, 6,782,894 and 6,712,774  shares issued and
        outstanding at September 30, 1997 and December 31, 1996,
        respectively                                                                    67,829          67,128
     Additional paid-in capital                                                     28,270,841      27,965,560
     Accumulated earnings/(deficit)                                                  1,714,347        (554,317)
     Common stock held in treasury, at cost - 310,814 and 117,196
        shares at September 30, 1997 and December 31, 1996, respectively            (2,587,701)       (929,443)
                                                                                  -----------------------------
        Total stockholders' equity                                                  27,465,316      26,548,928
                                                                                  =============================
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 36,258,959    $ 34,535,650
                                                                                  =============================
                                         The accompanying notes to consolidated financial
                                     statements are an integral part of these balance sheets.



                                       DIANON SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                                   SEPTEMBER 30, 1997 AND 1996
                                             (UNAUDITED)






                                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                         SEPTEMBER 30,
                                                                      1997               1996               1997              1996
                                                               ---------------------------------------------------------------------
NET REVENUES                                                     $14,512,373          $13,863,408       $46,169,947      $39,956,557

COST OF GOODS                                                      7,621,207            6,799,712        23,376,222       19,419,522
                                                               ---------------------------------------------------------------------
     Gross Profit                                                  6,891,166            7,063,696        22,793,725       20,537,035

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                          5,224,120            5,222,176        17,822,103       15,891,036
RESEARCH & DEVELOPMENT
  EXPENSES                                                           381,681              722,157         1,350,246        2,304,239
                                                               ---------------------------------------------------------------------

     Income from Operations                                        1,285,365            1,119,363         3,621,376        2,341,760

INTEREST INCOME                                                      158,622               50,573           382,749          280,365

INTEREST EXPENSE                                                       5,192               18,038            24,013           62,779
                                                               ---------------------------------------------------------------------

     Income Before Provision for Income Taxes                      1,438,795            1,151,898         3,980,112        2,559,346

PROVISION FOR INCOME TAXES                                           618,682              495,316         1,711,448        1,100,519
                                                               ---------------------------------------------------------------------

   Net Income                                                     $  820,113           $  656,582       $ 2,268,664      $ 1,458,827
                                                               =====================================================================

Weighted Average Shares Outstanding                                6,835,636            6,295,106         6,844,341        6,228,925
                                                               ---------------------------------------------------------------------

Primary and Fully Diluted Earnings Per Share                           $0.12                $0.10             $0.33            $0.23
                                                               =====================================================================


                                    The accompanying notes to consolidated financial
                                  statements are an integral part of these statements.



                                                                 DIANON SYSTEMS, INC.
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                                      (UNAUDITED)



                                                                                Common Stock  Common Stock
                                                                     Additional Acquired for  Acquired for  Shareholder
                                    Common Stock        Paid-In      Earnings/   Treasury,     Treasury,       Note
                                 Shares       Amount    Capital      (Deficit)    Shares        at Cost      Receivable    Total
                                ----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995       6,311,451    $63,115   $26,609,657  ($2,724,433)  (50,000)  ($ 200,000)  ($296,000)  $23,452,339
  Stock options exercised           12,847        128        58,454           --        --           --         --        58,582
  Common stock acquired for
     treasury                           --         --            --           --  (371,000)  (2,083,078)        --    (2,083,078)
  Net Income                            --         --            --    1,458,827       --           --          --     1,458,827
                                ====================================================================================================
BALANCE, September 30, 1996      6,324,298    $63,243   $26,668,111  ($1,265,606) (421,000) ($2,283,078) ($296,000)  $22,886,670
                                ====================================================================================================

BALANCE, December 31, 1996       6,712,774    $67,128   $27,965,560  ($  554,317) (117,196) ($  929,443)   $    --   $26,548,928
  Stock options exercised           44,503        445       212,011           --        --           --         --       212,456
  Employee stock purchase plan
     options exercised                  --         --      (127,753)          --    33,382      277,772         --       150,019
     Stock grants                   25,617        256       221,023           --       --           --          --       221,279
     Common stock acquired for
       treasury                         --         --            --           --  (227,000)  (1,936,030)        --    (1,936,030)
     Net Income                         --         --            --    2,268,66        --           --          --     2,268,664
                                ====================================================================================================
BALANCE, September 30, 1997      6,782,894    $67,829   $28,270,841   $1,714,347  (310,814) ($2,587,701)   $    --   $27,465,316
                                ====================================================================================================



                                                   The accompanying notes to consolidated financial
                                                 statements are an integral part of these statements.





                                                  DIANON SYSTEMS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                       (UNAUDITED)



                                                                                                     SEPTEMBER 30,
                                                                                            -------------------------------
        CASH FLOWS FROM OPERATING ACTIVITIES:                                                    1997               1996
                                                                                            -------------------------------
            Net income                                                                       $ 2,268,664        $1,458,827
        Adjustments to reconcile net income to net
            cash provided by (used in) operations -
             Non-cash charges
                 Depreciation and amortization                                                 2,216,659         1,690,047
                 Stock compensation expense                                                      221,279                --
                 Loss on the disposal of fixed assets                                             40,914            19,337
                 Investment write-down                                                                --            61,846
        Changes in other current assets and liabilities
             Decrease (increase) in accounts receivable                                          920,073        (2,836,940)
             Decrease (increase) in prepaid expenses and
                 employee advances                                                               299,020          (322,668)
             (Increase) in inventory                                                            (102,977)          (79,296)
             Decrease (increase) in other assets                                                 112,361            (3,788)
             Increase in accounts payable and accrued liabilities                              1,433,843           884,617
                                                                                            -------------------------------
                           Net cash provided by operating activities                           7,409,836           871,982
                                                                                            -------------------------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
             Capital expenditures                                                             (1,650,368)       (3,315,215)
             Proceeds from the sale of stock held for investment                                   9,064            73,661
             Proceeds from the disposal of fixed assets                                               --            7,500
                                                                                            -------------------------------
             Net cash (used in) investing activities                                          (1,641,304)       (3,234,054)
                                                                                            -------------------------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
             Repayments of note payable                                                         (650,154)         (681,790)
             Borrowings (repayments) of capitalized lease obligations, net                       117,189            39,406
             Purchase of common stock acquired for treasury                                   (1,936,030)       (2,083,078)
             Stock options exercised                                                             212,456            58,582
             Employee stock purchase plan options exercised                                      150,019                --
                                                                                            -------------------------------
                         Net cash (used in) financing activities                              (2,106,520)       (2,666,880)
                                                                                            -------------------------------
                         Net increase (decrease) in cash and cash equivalents                  3,662,012        (5,028,952)

        CASH AND CASH EQUIVALENTS, beginning of period                                          7,488,590       10,990,231
                                                                                            -------------------------------
        CASH AND CASH EQUIVALENTS, end of period                                              $11,150,602       $5,961,279
                                                                                            ===============================

        Supplemental cash flow disclosures:
        Cash paid during the period:
                 Interest                                                                         $24,795           $63,174
                 Income Taxes                                                                   1,475,089         1,299,005


                                   The accompanying notes to consolidated financial
                                  statements are an integral part of these statements.


                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY - The consolidated balance sheet as of September 30, 1997, the related consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996, the related consolidated statements of cash flow for the nine months ended September 30, 1997 and 1996, and the related consolidated statements of stockholders' equity for the nine months ended September 30, 1997 and 1996 have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and 1996 have been made. During the interim periods reported on, the accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods and described in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission on March 31, 1997 (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report for the year ended December 31, 1996. The results of operations for the nine months ending September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

2. DESCRIPTIVE ANALYSIS - The descriptive analysis contained herein compares the financial results of the first nine months, and the three months, ended September 30 for the years 1997 and 1996. To accommodate the comparison of pertinent financial information the following terms will be used to denote the respective periods:

     "First Nine Months 1997" - nine months ended September 30, 1997 "First Nine Months 1996" - nine months ended September 30, 1996

     "Third Quarter 1997" - three months ended September 30, 1997 "Third Quarter 1996" - three months ended September 30, 1996

3. IMPACT OF ACCOUNTING PRONOUNCEMENTS, NOT YET ADOPTED BY THE COMPANY - Earnings Per Share ("EPS"): In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which requires public companies to present basic EPS and, if applicable, diluted EPS, instead of primary and diluted EPS. Basic EPS is calculated by dividing the net income by the weighted average number of shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed similarly to fully diluted EPS under the provisions of APB Opinion No. 15. Revision of the EPS standard had two objectives - to simplify the EPS calculation and to make the EPS standard applicable to US entities comparable to the standard of most other countries and to the international standard, which was also recently revised. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company's basic and diluted EPS (which are not yet reflected in the consolidated financial statements included herein because the Company has not yet adopted SFAS No. 128) are stated below:

                      Three Months   Three Months    Nine Months    Nine Months
                         Ended          Ended          Ended           Ended
                      September 30,  September 30,  September 30,  September 30,
                          1997            1996           1997          1996
                          ----            ----           ----          ----
        Basic EPS        $0.13           $0.11          $0.35          $.25
        Diluted EPS      $0.12           $0.10          $0.33          $.23


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


RESULTS OF OPERATIONS
---------------------

      O    NET REVENUES

Net revenues were $46.2 million during the First Nine Months 1997, an increase of $6.2 million or 16% from the First Nine Months 1996. Increased revenues were attributable to increased market penetration by the Company's anatomic pathology testing services. The increase in anatomic pathology testing services in the First Nine Months 1997 over the comparable period of 1996 was offset to some extent by a decline in reimbursements in clinical chemistry and esoteric testing services.

Net revenues were $14.5 million during the Third Quarter 1997, an increase of $649,000 or 5% from the Third Quarter 1996. Increased revenues were attributable to increased market penetration by the Company's anatomic pathology testing services.

      O    COST OF GOODS

Cost of goods, which consists primarily of salaries and wages, laboratory supplies, outside services, logistics (primarily shipping and handling), and depreciation expense, was $23.4 million during the First Nine Months 1997, an increase of $4.0 million or 20% from the First Nine Months 1996. Salaries and wages were $8.0 million in the First Nine Months 1997, an increase of $1.9 million or 30% from the First Nine Months 1996. This increase was principally due to increased laboratory and physician employment incurred to support increased anatomic pathology testing services. Laboratory supplies were $4.1 million for the First Nine Months ended 1997 and 1996. Laboratory supplies decreased to 8.9% of net revenues in the First Nine Months 1997 from 10.2% in the First Nine Months 1996. This decrease was the result of cost efficiencies. Logistics were $4.5 million in the First Nine Months 1997, an increase of $1.5 million or 48% from the First Nine Months 1996. The increase in logistic costs was principally due to supporting new anatomic pathology testing services. As a percentage of net revenues, cost of goods increased to 51% during the First Nine Months 1997 from 49% during the First Nine Months 1996.

Cost of goods was $7.6 million during the Third Quarter 1997, an increase of $821,000 or 12% from the Third Quarter 1996. As a percentage of net revenues, cost of goods increased to 53% in the Third Quarter 1997 from 49% in the Third Quarter 1996.

      O    GROSS PROFIT

Gross profits were $22.8 million during the First Nine Months 1997, an increase of $2.3 million or 11% from the First Nine Months 1996. The Company's gross profit margin decreased to 49% in the First Nine Months 1997 from 51% in the First Nine Months 1996. The decrease in gross profit margin was due to the continued erosion of the average unit price reimbursed for certain clinical chemistry and esoteric testing services and the higher costs associated with providing anatomic pathology testing services.

Gross profits were $6.9 million during the Third Quarter 1997, a decrease of $173,000 or 2% from the Third Quarter 1996. The Company's gross profit margin decreased to 47% in the Third Quarter 1997 from 51% in the Third Quarter 1996. The decrease in gross profit margin was partly due to the decline in reimbursements for certain clinical chemistry and esoteric testing services and the higher costs associated with providing anatomic pathology testing services.

The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady downward pressure on prices exerted by both government and private third party payors. A reduction in reimbursement rates, particularly by Medicare, has generally decreased the average unit price for most of the Company's clinical chemistry services each year. In keeping with this trend, as part of the Omnibus Budget Reconciliation Act of 1993 ("OBRA `93"), Congress reduced over time the national cap on Medicare laboratory fee schedules. This national cap has been lowered each year and is now 76% of the national median. Under the provisions of the Balanced Budget Act of 1997 ("BBA"), the cap would be lowered further to 74% beginning in 1998. OBRA `93 also eliminated the annual updates of Medicare laboratory fee schedules for the years 1994 and 1995. After updates of 3.2% in 1996 and approximately 2.7% in 1997, the terms of the BBA would freeze fee schedule payments for the 1998 - 2002 period.

In addition, payment for services such as those provided by the Company is and likely will continue to be affected by periodic reevaluations made by payors concerning which services to reimburse and which to cease reimbursing. In some cases, government payors such as Medicare also may seek to recoup payments previously made for services determined not to be reimbursable. Any such action by payors would have an adverse affect on the Company's revenue and earnings.

The BBA does include the addition of coverage for a yearly screening pap smear for Medicare beneficiaries at high risk of developing cervical or vaginal cancer and for beneficiaries of childbearing age who had not had a negative test in each of the preceding three years, effective January 1, 1998; as well as coverage for annual prostate cancer screening, including a prostate-specific antigen blood test, for beneficiaries over age 50, effective January 1, 2000. Although most women of childbearing age and men under age 65 are not Medicare beneficiaries, the addition of Medicare coverage for these tests could provide additional revenues for the Company.

With respect to the Company's tissue testing services, which are reimbursed under the physician fee schedules rather than the Medicare laboratory fee schedules, the Medicare fees for these services also generally declined with the implementation of the resource based relative value scale ("RBRVS") system which went into effect in 1992 and was fully phased in by the end of 1996. The Medicare RBRVS payment for each service is calculated by multiplying the total relative value units ("RVUs") established for the services by a conversion factor that is set by law. The number of RVUs assigned to each service is in turn calculated by adding three separate components, including one representing the relative work values. Although the conversion factor for non-surgical services, including pathology, is currently $33.8454, the BBA includes a provision that merges the three existing conversion factors into one for all types of services provided. This single factor will be $36.69 - an increase of 8.3% over the 1997 conversion factor applicable to pathology services.

There was an overall decrease of 5.7% between 1996 and 1997 in payments per RVUs for pathology services, plus an additional decrease in Connecticut due to the Health Care Financing Administration's ("HCFA") reduction of the number of different payment localities recognized for RBRVS purposes. At the beginning of 1997, HCFA published proposed regulations which recalculate a key component of the RBRVS fee schedule. This recalculation would modify the practice expense RVUs to reflect resource consumption, rather than the historical charge data used to establish the original practice expense RVUs. Overall, HCFA's predicted impact of this modification to reflect resource-based practice expense RVUs on Medicare income of pathologists is an increase of 1%. Of course, the actual impact on Medicare pathology revenues would depend on the mix of pathology services furnished. Moreover, under the BBA, implementation of resource based practice expense RVUs will not begin until 1999, and will be phased in over the period 1999 - 2002. In addition, disclosure and evaluation of the methodology used by HCFA to support its proposal will be required. In the past, RBRVS program implementation and modification has had the effect of reducing prices, and thus the gross profit, of the Company. Overall, the Company does not expect projected future RBRVS adjustments to change this trend.

Other changes in government and other third-party payor reimbursement which may come about as a consequence of the enactment of current and future health care reform or deficit reduction measures are likely to continue the downward pressure on prices and make the market for clinical laboratory services more competitive.

For example, the BBA would revise the Medicare program substantially to permit beneficiaries to choose between traditional fee-for-service Medicare as well as several non-traditional Medicare options, including managed care plans and provider-sponsored organization plans. These non-traditional Medicare plans would have considerable discretion in determining whether and how to cover and reimburse laboratory services and also have discretion to limit the number of labs with which they deal.

The BBA also includes provisions to implement competitive bidding for certain Medicare items and services, including laboratory services, on a three-site demonstration project basis. If later adopted on a widespread basis, these changes likely would have an adverse impact on the Company's revenues, and thus on its gross profit.

In addition, the BBA contains measures to establish market-oriented purchasing for Medicare, including prospective payment systems for outpatient hospital services, home health care and nursing home care, and the use of global payments and flexible purchasing. Although the details of these measures are yet to be finalized, they probably would increase pressure on pricing in the laboratory industry and may have an adverse impact on the Company's revenues.

Finally, in recent months the federal government has become more aggressive in examining billing by laboratories, and in seeking repayments and even penalties, based on how services were billed (e.g., the billing codes used), regardless of whether carriers had furnished clear guidance on this subject. The primary focus of this initiative has been on hospital laboratories, and on routine clinical chemistry tests which provide only a small part of the Company's revenues. While it is possible that this initiative could expand, it is not possible to predict whether or in what direction this might occur. The Company believes its practices differ materially from those now being examined. However, no assurances can be given that the government will not broaden its initiative to focus on the type of services furnished by the Company or, if this were to happen, on how much money, if any, the Company might have to pay.

Because of the uncertainties about how the Medicare developments such as those described above will be implemented, the Company currently is unable to predict their ultimate impact on the laboratory industry generally or on the Company in particular. Reforms may also occur at the state level as well as the federal level and, in addition, changes are occurring in the marketplace as a result of market pressures, as the number of patients covered by some form of managed care is increasing. In the past, the Company has offset a substantial portion of the impact of price decreases and coverage changes through the achievement of economies of scale, more favorable purchase contracts and greater operational efficiencies. However, if price decreases (for example arising from the proposed Medicare changes discussed above) or coverage changes were to be rapidly and fully implemented, or if the government were to seek any substantial repayments or penalties from the Company, such developments would be likely to have an adverse impact on gross profits from the Company's testing services unless management had an opportunity to mitigate such impact.

      O    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $17.8 million during the First Nine Months 1997, an increase of $1.9 million or 12% from the First Nine Months 1996. As a percentage of net revenues, selling, general and administrative expenses decreased to 39% in the First Nine Months 1997 from 40% in the First Nine Months 1996.

Selling, general and administrative expenses were $5.2 million during the Third Quarter 1997 and the Third Quarter 1996. As a percentage of net revenues, selling, general and administrative expenses decreased to 36% in the Third Quarter 1997 from 38% in the Third Quarter 1996.

Severance costs of approximately $259,000 were recorded in the First Nine Months 1997 compared with $148,000 recorded in the First Nine Months 1996. Severance costs of approximately $100,000 were recorded in the Third Quarter 1997 compared with $102,000 recorded in the Third Quarter 1996.

Investment write-downs of $62,000 were recorded in the First Nine Months 1996 to write-down the investment, held on the Company's balance sheet, in common stock of a publicly traded company to market value as the loss in value was deemed other than temporary in accordance with the Statement of Financial Accounting Standard 115, "Accounting for Certain Investments on Debt and Equity Securities". No similar charges were recorded in the First Nine Months 1997. The Company sold its remaining shares in the first quarter of 1997.

      O    RESEARCH AND DEVELOPMENT

Research and development expenses were $1.4 million in the First Nine Months 1997, a decrease of $954,000 or 41% from the First Nine Months 1996. Research and development expenses include the costs of the review, analysis and clinical evaluation of new technologies. This decrease in 1997 is primarily due to the completion in 1996 of the major one-time expenditures necessary for the development of the new anatomic pathology services.

Research and development expenses were $382,000 in the Third Quarter 1997, a decrease of $340,000 or 47% from the Third Quarter 1996.

      O    INTEREST INCOME

The Company's interest income was $383,000 for the First Nine Months 1997, an increase of $102,000 or 37% from the First Nine Months 1996. Interest income for the First Nine Months 1997 was earned on an average investment of $9.4 million compared with $8.3 million in the First Nine Months 1996. Interest income was $159,000 for the Third Quarter 1997, an increase of $108,000 or 214% from the Third Quarter 1996. Interest income for the Third Quarter 1997 was earned on an average investment of $11.0 million compared with $5.4 million in the Third Quarter 1996.

      O    INTEREST EXPENSE

Interest expense was $24,000 for the First Nine Months 1997, a decrease of $39,000 or 62% from the First Nine Months 1996. The decrease in interest expense was due to the on-going pay-down of the $3.5 million term loan obtained in July of 1993 which bears interest at 6% per year. Interest expense was $5,000 for the Third Quarter 1997, a decrease of $13,000 or 71% from the Third Quarter 1996. As of the end of the Third Quarter 1997 this term loan has been completely paid off.

      O    PROVISION FOR INCOME TAXES

Provision for income tax expense was $1.7 million for the First Nine Months 1997, an increase of $611,000 or 56% from the First Nine Months 1996. The effective tax rate was 43% during both the First Nine Months 1997 and 1996. Provision for income tax expense was $619,000 for the Third Quarter 1997, an increase of $123,000 or 25% from the Third Quarter 1996. The effective tax rate was 43% during both the Third Quarter 1997 and 1996.

      O    NET INCOME

As a result of the foregoing, net income was $2.3 million for the First Nine Months 1997, an increase of $810,000 or 56% from the First Nine Months 1996. Net income was $820,000 during the Third Quarter 1997, an increase of $164,000 or 25% from the Third Quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1997, the Company had total cash and cash equivalents of approximately $11.2 million of which $10.5 million was invested in a fund holding U. S. Treasury securities with maturities of less than three months.

The Company had working capital of $19.8 million at September 30, 1997 compared to $18.1 million at December 31, 1996, and the working capital ratio was 3.3 to 1 at September 30, 1997 compared to 3.4 to 1 at December 31, 1996.

Domestic trade receivables, net, were $14.5 million as of September 30, 1997, a decrease of $713,000 or 5% from December 31, 1996. The average number of days sales has decreased from 94 days for the month of December 1996 to 92 days for the month of September 1997.

Capital expenditures during the First Nine Months 1997 were approximately $1.7 million compared to $3.3 million for the First Nine Months 1996.

As of September 30, 1997, the Company had in its treasury 310,814 shares of Common Stock allocated for the Company's Employee Stock Purchase Plan at a total cost of $2.6 million. The Company plans to continue to repurchase shares under its previously authorized buyback program.

The Company believes that cash flows from operations as well as available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

RISK FACTORS; FORWARD LOOKING STATEMENTS
--------

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

PART II OTHER INFORMATION


Item 6      EXHIBITS AND REPORTS ON FORM 8-K


a       Exhibits

(3.3)    Restated  By-Laws of the Company,  as amended  through February 2, 1997
         (filed herewith).

(10.42)  Non-Compete  Agreement  dated September 3, 1997, by  the Registrant and
         Vernon L. Wells (filed herewith).

(10.43)  Severance  Agreement  dated  September 15, 1997, by  the Registrant and
         Robert C. Verfurth (filed herewith).

(11.1) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

(27.1)   Financial Data Schedule (filed herewith).

  b Report on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1997.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DIANON Systems, Inc.



                      November 13, 1997   /S/ KEVIN C. JOHNSON
                                          --------------------
                                      By: Kevin C. Johnson
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)





                      November 13, 1997  /S/ DAVID R. SCHREIBER
                                         ----------------------
                                         By: David R. Schreiber
                                             Senior Vice President, Finance and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX


                                                                                                                   PAGE NO.
                                                                                                                   --------
(3.3)        Restated By-Laws of the Company, as amended through February 2, 1997 (filed herewith).                   16

(10.42)      Non-Compete Agreement dated September 3, 1997, by the Registrant and Vernon L. Wells                     31
             (filed herewith).

(10.43)      Severance Agreement dated September 15, 1997, by the Registrant and Robert C. Verfurth (filed            34
             herewith).

(27.1)       Financial Data Schedule (filed herewith).                                                                41

