Form 10-K
period 1997-12-31
DIANON SYSTEMS INC
filed 1998-03-31
CIK 779282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
          __________________________ to ____________________________


Commission file number 000-19392
                       ---------

                              DIANON Systems, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             06-1128081
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)


200 Watson Boulevard, Stratford, Connecticut                          06497
--------------------------------------------                          -----
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (203) 381-4000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                                 None


           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 1998, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $65,341,720.

Number of shares of Common Stock outstanding as of March 16, 1998:  6,616,883


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I
ITEM 1.  BUSINESS

         DIANON Systems, Inc. ("DIANON" or the "Company") is a provider of anatomic pathology and clinical chemistry testing services to physicians, patients and managed care organizations across the United States.

         The Company has traditionally been a specialized laboratory with a limited line of clinical chemistry and anatomic pathology testing services based principally on new technology purchased or licensed from test developers. This technology has been marketed directly to medical oncologists and urologists as testing and information services rather than as products or test kits.

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

MEDICAL TESTING MARKETS

         Medical laboratories offer a broad range of testing services to the medical profession. These testing services are used by physicians in the diagnosis, prognosis, monitoring and general management of diseases and other clinical conditions. The tests they use generally detect medically-significant abnormalities and visual patterns in blood, tissue samples and other specimens.

         Management divides the market for medical testing into anatomic pathology testing and clinical chemistry testing and has set forth in very general terms some of the major differences between them in the table below:

                              Anatomic Pathology Testing               Clinical Chemistry Testing
                              --------------------------               --------------------------
Type of Specimen              Tissue or cells - usually obtained       Blood or urine - usually collected
                              by a physician from a biopsy, Pap        by a nurse (blood) or by the patient
                              smear, urine specimen or surgery         (urine)


Technology Employed           Physician interpretation of tissue       Highly automated blood chemistries
                              slides supplemented by special           and  immunoassays
                              antibody stains, DNA probes, genetic
                              tests

1991 DIANON Net Revenues      $ 9 million                              $18 million

1997 DIANON Net Revenues      $44 million                              $17 million


         The Company offers a complete line of anatomic pathology testing services as well as selected clinical chemistry tests for cancer and gynecological conditions. The Company performed all testing at its main facility in Stratford, Connecticut until February 1, 1998, at which time it acquired a second laboratory in Tampa, Florida. It provides most test results to physicians within forty-eight hours. In 1996, the Company opened a specimen processing facility at the hub of its airfreight provider in Ohio in order to prepare certain specimens for more rapid processing when they arrive in Stratford and to improve overall turnaround time to the physicians. No test accounted for more than 15% of net revenues in 1997.

INFORMATION SERVICES

         The Company's information services are used principally to assist the physician in the analysis of test results and to help managed care organizations better manage patient treatment. These services complement the Company's current service offerings and are not a separate product category. Patient specific reports aid the physician in analyzing multiple prognostic tests and/or correlative trends in a patient's test results, treatment, and clinical condition. Summary reports on all patients in a physician's practice allow the physician to compare test results on patients with similar conditions, review multiple patient histories, and compare his or her experience with that of physicians across the country. Similar reports help managed care organizations capture and compare utilization and diagnostic trends within their own organization, with other managed care organizations and with the Company's national database. The Company's current information services are an important part of the Company's marketing program, and they provide important value-added services which help the Company differentiate itself from competitors.

QUALITY ASSURANCE

         The Company utilizes a unique quality control program for anatomic pathology which provides a reduced number of equivocal results reported to clinicians. This program is applied to all anatomic pathology specimens. By diminishing the number of indeterminate diagnoses and providing the unequivocal diagnosis as soon as possible, the Company enables clinicians to treat patients sooner and more effectively while reducing overall health care costs.

         The Company's quality assurance program includes adherence by employees to the Standard Operating Procedures, continuing education and technical training of technologists, statistical quality control of all analytical processes, instrument maintenance, and regular inspection by governmental agencies and the College of American Pathologists.


EUROPEAN OPERATIONS

         In 1995, the Company provided for a reserve of $279,000 due to management's decision to discontinue European based operations. Approximately $20,000 of this reserve remains. The Company is in the final process of liquidating the European based operations and plans to complete the liquidation process during 1998.

REIMBURSEMENT

         In 1997, 1996, and 1995, respectively, approximately 37%, 40%, and 41% of the Company's net revenues were derived from testing performed for beneficiaries under the Medicare and Medicaid programs, At least 90% of this total was derived from the Medicare program. Revenues from testing performed for other patients are derived principally from other third-party payors, including commercial insurers, Blue Cross Blue Shield plans, health maintenance and preferred provider organizations, patients, physicians, hospitals, and other laboratories (who in turn usually bill non-governmental third-party payors or patients). For many of the tests performed for Medicare or Medicaid beneficiaries (except clinical diagnostic laboratory tests for those individuals being treated by a hospital), laboratories are required to bill Medicare or Medicaid directly for covered services and to accept Medicare or Medicaid reimbursement as payment in full for such services. Management has elected, to date, to accept reimbursement rates set by other third-party payors as payment in full as well (apart from any co-payment which the payor has established).

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

When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier which processes claims for reimbursement within the carrier's geographic jurisdiction. The Company receives Medicare reimbursement primarily through a single Medicare carrier. A positive coverage determination, or reimbursement without such determination, by one or more third-party payors, or clearance for market by the Food and Drug Administration ("FDA"), does not assure reimbursement by other third-party payors. A few third-party payors have denied payment for services for which the Company receives reimbursement from other payors. On occasion, Medicare or other third-payors have decided to cease payment for one or more of the Company's services that historically have been reimbursed by them because such services are performed using test kits or other products which have not received FDA pre-market clearance or because such services may otherwise be deemed investigational or for other reasons. Furthermore, Medicare and other third-party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when tests are ordered for other diagnoses deemed appropriate by the carrier. This practice recently has become more prevalent with respect to Medicare. The Balanced Budget Act of 1997 ("BBA") requires the Secretary of the Department of Health and Human Services ("HHS") to divide the country into no more than five regions and designate a single Medicare carrier for each region to process laboratory claims (except those performed by independent physicians' offices) no later than January 1, 1999, and to adopt uniform coverage, administration, and payment policies for lab tests using a negotiated rulemaking process by July 1, 1998. Depending on the details of how these requirements are implemented, they could have an impact on the Company's future revenues. In general, reimbursement disapprovals by the various carriers, reductions or delays in the establishment of reimbursement rates, and carrier limitations on the insurance coverage of the Company's services or the use of the Company as a service provider could have a material adverse effect on the Company's future revenues.

         Medicare Fee Schedule Payment for Clinical Chemistry Laboratory Services. Medicare reimbursement for clinical chemistry laboratory services constituted approximately 25%, 27% and 35% of the Company's clinical chemistry revenues in 1997, 1996 and 1995, respectively, although this percentage trended downward to 21% in the fourth quarter of 1997. In 1984, Congress adopted legislation establishing a locality-specific fee schedule reimbursement methodology with Consumer Price Index ("CPI")-related updates for clinical diagnostic laboratory testing for non-hospital patients and hospital out-patients under Medicare. (Payment for clinical chemistry laboratory services performed for Medicare in-patients is included within the prospectively determined Diagnosis Related Group rate paid to the hospital). In addition, state Medicaid programs are prohibited from paying more than the Medicare fee schedule amount. Beginning with the Consolidated Omnibus Budget Reconciliation Act of 1985 ("OBRA `85"), Congress instituted a national cap on Medicare clinical chemistry laboratory fee schedules. This national cap has been lowered each year and now is 74% of the national median. In addition, the Omnibus Budget Reconciliation Act of 1987 ("OBRA `87") eliminated the CPI update for 1988 and, in succeeding years, Congress has often either limited or eliminated annual updates of Medicare clinical chemistry laboratory fee schedules. Most recently, the Omnibus Budget Reconciliation Act of 1993 ("OBRA `93") eliminated the update for the years 1994 and 1995. After updates of 3.2% in 1996 and approximately 2.7% in 1997, the BBA will freeze fee schedule payments for the 1998 - 2002 period. The update limitations and changes in the national cap made to date have not had, and are not expected by the Company to have, a material adverse effect on the Company's results of operations. Any further significant decrease in such fee schedules, however, could have a material adverse effect on the Company's future revenues.

         The BBA does include the addition of coverage for a yearly screening pap smear for Medicare beneficiaries at high risk of developing cervical or vaginal cancer and for beneficiaries of childbearing age who had not had a negative test in each of the preceding three years, effective January, 1, 1998, as well as coverage for annual prostate cancer screening, including a prostate-specific antigen blood test, for beneficiaries over age 50, effective January 1, 2000. Although most women of childbearing age and men under age 65 are not Medicare beneficiaries, the addition of Medicare coverage for these tests could provide additional revenues for the Company.

         Other changes in government and other third-party payor reimbursement which may result from the enactment of health care reform or of deficit reduction or balanced budget legislation also likely will continue the downward pressure on prices and make the market for clinical laboratory services more competitive. For example, the BBA revises the Medicare program substantially to permit beneficiaries to choose between traditional fee-for-service Medicare and several non-traditional Medicare options, including managed care plans and provider-sponsored organization plans. These non-traditional Medicare plans have considerable discretion in determining whether and how to cover and reimburse clinical laboratory services and to limit the number of labs with which they deal.

         The BBA also includes provisions to implement competitive bidding for certain Medicare items and services, including laboratory services, on a three-site demonstration project basis. These changes likely would have an adverse impact on the Company's revenues if adopted on a widespread basis. Finally, the BBA contains measures to establish market-oriented purchasing for Medicare, including prospective payment systems for outpatient hospital services, home health care, and nursing home care. In addition, the BBA requires consolidated billing directly by the facility for laboratory and other services provided to residents of skilled nursing facilities effective July 1, 1998. Although the details of how these measures will be implemented are yet to be finalized, they probably will increase pressure on pricing in the clinical laboratory industry and may have an adverse impact on the Company's revenues.

         Because of the uncertainties about how the Medicare changes such as those described above will be implemented, the Company currently is unable to predict their ultimate impact on the clinical laboratory industry generally or on the Company in particular. Even apart from federal legislative action, reforms may occur at the state level and changes are occurring in the marketplace as a result of market pressures, including the increasing number of patients covered by some form of managed care. In general, these changes are likely to put a downward pressure on price and also may act to limit access by some laboratories to some managed care patient groups. Because of the uncertainties about the exact nature, extent, and timing of any such changes, however, the Company currently is unable to predict their ultimate impact on the clinical industry generally or on the Company in particular.

         Medicare Payment for Anatomic Pathology Services. In addition to furnishing clinical chemistry laboratory testing services, the Company furnishes a number of services which are characterized for the purposes of the Medicare program as anatomic pathology services. Medicare reimbursement for these services constituted approximately 40%, 45%, and 46% of the Company's net anatomic pathology revenues in 1997, 1996, and 1995, respectively. As of January 1, 1992, all physician services, including anatomic pathology services, have been reimbursed by Medicare based on a methodology known as the resource-based relative value scale ("RBRVS"), which was fully phased in by the end of 1996. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by the Company.

         The Medicare RBRVS payment for each service is calculated by multiplying the total relative value units ("RVUs") established for the service by a conversion factor that is set by statute. The number of RVUs assigned to each service is in turn calculated by adding three separate components: physician work, practice expense, and malpractice expense. Although originally there were three conversion factors, the BBA has merged them into one effective January 1, 1998. The new conversion factor is $36.6873, approximately an 8.4% increase over the 1997 conversion factor applicable to pathology services. However, due to other relatively more minor changes in the RBRVS formula for 1998, the overall impact on the payment rate for pathology services furnished by the Company likely will be increased slightly.

         In 1997, there was an overall decrease of 5.7% in payments for pathology services due to a five-year review of the work value component and a decrease in the 1997 conversion factor applicable to pathology services, plus an additional decrease in Connecticut, where the Company's primary operations are located, because of the Health Care Financing Administration's (HCFA) reduction of the number of different payment localities recognized for RBRVS purposes. Also in 1997, HCFA published proposed regulations that would recalculate the practice expense RVUs to reflect resource consumption, rather than the historical charge data used to establish the original practice expense RVUs. Overall, HCFA's predicted impact of resource-based practice expense RVUs on Medicare income of pathologists is an increase of 1%. Of course, the actual impact on Medicare pathology revenues would depend on the mix of pathology services furnished. Moreover, under the BBA, implementation of resource-based practice expense RVUs will not begin until 1999 and will be phased in over the period 1999 to 2002. In addition, disclosure and evaluation of the methodology used by HCFA to support its proposal will be required prior to implementation.

         In the past, the Company has been able to offset a substantial portion of the impact of the reduced Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and the introduction of alternative technologies that will not depend on reimbursement through the RBRVS system. Despite these offsets, the substantial modifications to the physician fee schedule in 1997, even as countered by a higher conversion factor and possibly by the adoption of a resource-based practice expense system in 1999 to 2002, plus the still growing impact of managed care, likely will continue to have a negative effect on the Company's average unit price. Other potential legislative and market changes may continue this trend; however, the Company is not able to predict the exact nature or effect of any other potential changes affecting its reimbursement for anatomic pathology services at this time.

         Other Developments Affecting Reimbursement. In 1997, approximately 16% of the Company's net revenues were in the State of New York. In September, 1996, New York passed the New York Health Care Reform Act of 1996 ("NYHCRA"). The NYHCRA requires payors to pay an 8.18% surcharge on the services provided by a variety of providers, including independent laboratories for services rendered to residents of the State of New York. If the payor neglects to pay the 8.18% surcharge directly, providers are required to collect the surcharge plus an additional assessment of 24% for a total surcharge of 32.18%. Under the NYHCRA, it is possible that independent labs, such as the Company, will be placed at a competitive disadvantage with physician office labs and other labs whose services are not subject to the surcharge. In addition, independent labs probably will be liable for the surcharge even if the payor fails to pay the laboratory. Moreover, payors may reduce the fees they pay for laboratory services in order to offset the surcharge. The New York State Clinical Laboratory Association, which brought suit against the New York State Department of Health alleging that these provisions of NYHCRA are unconstitutional under the United States and New York State Constitutions and should not be enforced, is currently appealing an adverse decision on its challenge by the New York lower court. This association also is working to amend the law. Nonetheless, the law currently is being implemented and could have a negative impact on the portion of the Company's net revenues derived from the State of New York.

         Following a study of pricing practices in the clinical laboratory industry, the Office of the Inspector General ("OIG") of HHS conducted a study of such practices, and in January 1990 issued a final report. This report addresses how these pricing practices relate to Medicare and Medicaid. The OIG reviewed the industry's use of one fee schedule for physicians and other professional accounts and another fee schedule for patients/third-party payors, including Medicare, in billing for testing services, and focused specifically on the pricing differential when profiles (or established groups of tests) are ordered.

         Existing federal law authorizes the Secretary of HHS to exclude providers from participation in the Medicare and Medicaid programs if they charge state Medicaid programs or Medicare fees "substantially in excess" of their "usual charges". On January 29, 1992, in the preamble to a Final Rule implementing program exclusion and civil money penalty authorities established under the Medicare and Medicaid Patient and Program Protection Act of 1987, the OIG considered but declined to provide any standards as to when charges for a service are considered "substantially in excess" of a provider's "usual charges". However, the OIG stated that it will continue to evaluate the billing patterns of individuals and entities, including clinical laboratories, on a case-by-case basis. Then on September 8, 1997, OIG proposed to amend the exclusion rule to indicate that OIG could exclude a provider that had submitted claims containing charges substantially in excess of their usual charges for services furnished to any of its customers, clients or patients. Although no final rule has as yet been published, the Company is aware that OIG has informally indicated it will not adopt this proposed amendment. The Medicaid laws in some states also have prohibitions related to discriminatory pricing. The Company employs practices similar to those examined in the 1990 OIG report discussed above in billing for its services. Depending upon the nature of any regulatory or enforcement action taken or the content of legislation, if any, which might be adopted to address this issue, the Company could experience a significant decrease in revenue which could have a material adverse effect on the Company. The legislation also provides for civil or criminal penalties or exclusion from participation in Medicare and Medicaid. The Company is unable to predict at this time whether any further regulatory, enforcement, or legislative action will be taken.

         In December 1992, an unrelated clinical laboratory, National Health Laboratories, Inc., ("NHL"), pleaded guilty to submitting false medical reimbursement claims to the United States government, and entered into a settlement which provides for payment of over $100 million. The United States government alleged that NHL, by marketing to physicians diagnostic test panels which bundled, together with a routine blood chemistry series, two other tests (ferritin and HDL cholesterol), induced physicians to order these other tests regardless of medical necessity. While NHL's additional charge to physicians for these two tests ordered as part of the NHL panel was nominal, NHL billed the Medicare program for them at full price. Since 1993 and continuing to the present, other laboratories have reached significant financial settlements with the government in cases involving similar issues. While it is not possible to predict how broadly the United States government may seek to expand the theory of liability it developed in these cases, the Company believes its practices differ materially from those at issue.

         In February, 1997, the OIG released a model compliance plan for laboratories that is based largely on the corporate integrity agreements negotiated with the laboratories which settled the government's enforcement actions. The Company has reviewed the model compliance plan and is adopting, or modifying for adoption, aspects of the model plan that the Company deems appropriate to the conduct of its business. One key aspect of the corporate integrity agreements and the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. These requirements, and their likely effect on physician test ordering habits, focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests which make up the majority of the Company's business measured in terms of net revenues. Nevertheless, they potentially could affect physician test ordering habits more broadly. The Company is unable to predict whether, or to what extent, these developments may have an impact on the utilization of the Company's services.

         The Medical Director of the Connecticut Medicare carrier to whom the Company submits its Medicare claims has orally expressed the view that some amount of money which the carrier has paid to the Company for certain pathology services involving DNA measurements in prostate tumor cells (morphometric analysis of tumor) potentially is recoverable by the carrier. (The company is not presently submitting claims for this service.) The carrier Medical Director has never reduced his view to writing or otherwise asserted a claim. Accordingly, at this time, the Company cannot evaluate any such possible claim, or the probability of assertion of any such claim.

         During 1997, the Company was made aware that an agent based in the Hartford, Connecticut branch of the U.S. Department of Health and Human Services Office of the Inspector General ("OIG") was investigating the Company's practice of supplying pathology specimen collection devices without charge to physician customers as well as unspecified billing issues that had been raised by the local medicare carrier. The Company believes that its practices with respect to specimen collection devices were proper, and a letter describing the Company's actions and its views regarding applicable regulations was sent by the Company to the OIG. That letter also requested information about any billing issues of concern to the OIG so that the Company could address them. As of the date of this report, the Company had not received a response from or otherwise been contacted by the OIG regarding these matters, and has not received any formal notification regarding the matter.

         Although the Company seeks to structure its practices to comply with all applicable laws, and management believes such practices are in compliance, uncertainty nevertheless exists as to how these matters may develop, and the Company currently is unable to predict their impact, if any, on the Company. While management does not believe that this matter will have a material adverse effect on the Company's financial condition, if the carrier and/or OIG agent were to pursue and prevail on these matters, any significant recoupment of funds or civil or criminal penalty potentially resulting from such proceedings could have a material adverse effect on the Company's business and its results of operations.

COMPETITION

         The Company provides services in a segment of the healthcare industry that is intensely competitive, both with respect to clinical chemistry as well as anatomic pathology. The Company estimates that there are over 11,500 laboratories in the United States which might be deemed actual or potential competitors for the testing business of cancer-treating or cancer-diagnosing physicians.

         On the one hand, the anatomic pathology segment is highly fragmented and has not yet experienced industry consolidation to any significant degree. Competitors include physician-owned laboratories, specialized commercial laboratories and hospital laboratories. None of these competitors have a material share of the anatomic pathology market.

         The clinical chemistry segment, on the other hand, has been consolidated to an extent and is dominated by the three largest national clinical laboratories in the U.S., Quest Diagnostics, Smith-Kline and Laboratory Corporation of America. The Company estimates these competitors accounted for more than 40% of the total non-hospital clinical laboratory market in 1997. Their product offerings are broader and they have more substantial financial and operational resources than the Company. Other competitors in this segment include special-purpose clinical laboratories and manufacturers of test kits and other diagnostic tools.

         In addition to the competition for customers, there is increasing competition for qualified personnel, particularly in the laboratory. To date, such competition has not had an adverse impact on the Company's operations.

         Significant factors that enhance the Company's ability to compete effectively include a highly-trained and knowledgeable sales force, high quality laboratory operations, accurate and consistent test results, quality of service to physicians, price, and speed of turnaround for test results.

PATENTS AND PROPRIETARY TECHNOLOGY

         To date, the Company has not relied heavily on patents or licensed technology in its business. Tests or related diagnostic products purchased by the Company may or may not be patented. There can be no assurance that such tests or related products do not infringe patent rights of others. Any such infringement could give rise to claims against the Company. Typically the Company is not indemnified against such risks. There can be no assurance that any issued patent upon which the Company relies directly or indirectly will afford protection to the Company in the face of challenges to the patent's validity.

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

         The Company believes the Year 2000 IT issues are not material and will require minimal resources to resolve.

EMPLOYEES

         On December 31, 1997, the Company had 396 full-time and 33 part-time employees.

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

         A final rule implementing CLIA `88, published by HHS on February 28, 1992, became effective September 1, 1992. This rule has been revised on several occasions and further revision is expected in 1998. The CLIA rule covers all laboratories in the United States, including the Company's laboratory. The Company has reviewed its operations as they relate to CLIA, including, among other things, the CLIA rule's requirements regarding laboratory administration, participation in proficiency testing, patient test management (including patient preparation, proper specimen collection, identification, preservation, transportation, processing and result reporting), quality control, quality assurance and personnel for the types of testing undertaken by the Company, and believes it to be in compliance with these requirements. However, no assurances can be given that the Company's laboratory will pass all future inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws.

         Existing federal laws governing Medicare and Medicaid, as well as some state laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. One provision of these laws, known as the "anti-kickback law," contains extremely broad proscriptions, and relatively little regulatory guidance or judicial precedent exists concerning its application. Violation of this provision may result in criminal penalties, exclusion from Medicare and Medicaid and, as of August 5, 1997, significant civil monetary penalties. Pronouncements from the OIG have indicated that enforcement resources may be focused on financial arrangements between laboratories and physicians and other purchasers of laboratory services, including, for example, arrangements under which laboratories supply physicians' offices with phlebotomists (blood-drawing technicians) who potentially could perform additional tasks that normally are the responsibility of the physician office staff. Under another provision, known as the "Stark" law or "self-referral prohibition", physicians who have an investment or compensation relationship with an entity furnishing clinical laboratory services (including clinical chemistry and anatomic pathology services) may not, subject to certain exceptions, refer clinical laboratory testing for Medicare patients to that entity. Similarly, laboratories may not bill Medicare or Medicaid or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare and Medicaid claims for the affected testing services, as well as the imposition of civil monetary penalties. On August 14, 1995, HHS published a Final Rule implementing this prohibition on Medicare referrals. On January 9, 1998, in a proposed rule implementing an extension of the Stark law to other (non-laboratory) services, HHS proposed some changes in the regulation applicable to laboratories. The Company does not expect these changes, if they are finalized, to have a major effect on the Company. The Company seeks to structure its arrangements with physicians and other customers to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means including consultation with legal counsel. However, the Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not become subject to scrutiny under them. The Company has a compliance committee which meets on a regular basis to review various operations and relationships as well as adopt policies.

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

         FOOD AND DRUG ADMINISTRATION

         The FDA does not currently regulate laboratory testing services, which is the Company's principal business. However, the Company performs some testing services using test kits purchased from manufacturers for which FDA premarket clearance or approval for commercial distribution in the United States has not been obtained by the manufacturers ("investigational test kits"). Under current FDA regulations and policies, such investigational test kits may be sold by manufacturers for investigational use only if certain requirements are met to prevent commercial distribution. The manufacturers of these investigational test kits are responsible for marketing them under conditions meeting applicable FDA requirements. In January 1998, the FDA issued a revised draft Compliance Policy Guide (CPG) that sets forth FDA's intent to undertake a heightened enforcement effort with respect to investigational test kits improperly commercialized prior to receipt of FDA premarket clearance or approval. That draft CPG is not presently in effect but, if implemented as written, would place greater restrictions on the distribution of investigational test kits. If the Company were to be substantially limited in or prevented from purchasing investigational test kits by reason of the FDA finalizing the new draft CPG, there could be adverse effects on the Company's ability to access new technology, which could have a material adverse effect on the Company's business.

         The Company also performs some testing services using reagents, known as analyte specific reagents ("ASRs"), purchased from companies in bulk rather than as part of a test kit. In November 1997, the FDA issued a new regulation placing restrictions on the sale, distribution, labeling and use of ASRs, such as those used by the Company. Most ASRs will be treated by the FDA as low risk devices, requiring the manufacturer to register with the agency, list its ASRs (and any other devices), conform to current good manufacturing practice ("CGMPs"), and comply with medical device reporting of adverse events. A smaller group of ASRs, primarily those used in blood banking and/or screening for fatal contagious diseases (e.g., HIV / AIDS), will be treated as higher risk devices requiring premarket clearance or approval from the FDA before commercial distribution is permitted. The imposition of this new regulatory framework on ASR sellers may reduce the availability or raise the price of ASRs purchased by the Company. In addition, when the Company performs a test developed in-house, using reagents rather than a test kit cleared or approved by the FDA, it will be required to disclose those facts in the test report. However, by clearly declining to impose any requirement for FDA premarket approval or clearance for most ASRs, the new rule removes one barrier to reimbursement for tests performed using these ASRs. In light of all the foregoing factors, it is impossible to predict exactly how the new regulation will affect the Company's business, and thus there can be no assurance that the new ASR regulation will not have a material adverse effect on the Company's business.

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

ITEM 2.  PROPERTIES

         The Company leases approximately 90,850 square feet of office and laboratory space in Stratford, Connecticut and Wilmington, Ohio. For the Stratford, Connecticut facilities, one lease expires in May 2003 and contains an option to renew for up to three years and the other is on a year-to-year basis.

         The lease for the Wilmington, Ohio facility has a five year term commencing April 1, 1996 and a renewal option for five additional terms of three years each.

         The Company also leases four regional sales offices located in Florida, North Carolina, Texas and Ohio. The terms of the leases range from one to three years.

         On February 1, 1998, the Company acquired certain assets of a pathology laboratory located in Tampa, Florida, and in connection therewith, entered into a lease for an office and laboratory facility for a five-year term commencing January 31, 1998 with an option to renew for an additional five-year period. In addition, the Company assumed leases for four branch offices in Florida with remaining terms of up to two years.

(See Note 4 to the Company's consolidated financial statements included herewith).

ITEM 3.  LEGAL PROCEEDINGS

         On November 19, 1997, a suit was filed against the Company in the United States District Court, District of South Carolina (Frances P. Hadden v. DIANON Systems, Inc.). The complaint alleges, among other things, medical malpractice due to an incorrect diagnosis and seeks $10 million in damages. The case has been forwarded to the Company's insurance carrier, which has acknowledged that coverage is available for any costs incurred or amount paid by the Company in connection with the suit, subject to policy deductibles and limits. In the opinion of management, based upon the availability of insurance and other considerations, this suit should not have a material adverse effect on the Company.

         There are no other known material legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 30, 1997, the Company held its 1997 Annual Meeting of Shareholders at which the following actions were approved: directors were elected and the appointment of Arthur Andersen, LLP ("Arthur Andersen") as the Company's independent public accountants for the calendar year ended December 31, 1997 was ratified. At the 1997 Annual Meeting of Shareholders, Messrs. Kevin
C. Johnson, John P. Davis, E. Timothy Geary, G.S. Beckwith Gilbert and Jeffrey
L. Sklar, and Dr. James B. Amberson were elected as directors of the Company. The table below represents the votes cast:

                   Director                   In Favor             Withheld
                   --------                   --------             --------

          James B. Amberson, M.D.            6,429,430              12,800
          John P. Davis                      6,420,534              21,696
          E. Timothy Geary                   6,429,330              12,900
          G.S. Beckwith Gilbert              6,429,430              12,800
          Kevin C. Johnson                   6,424,842              17,388
          Jeffrey L. Sklar                   6,429,430              12,800

         The other action taken at the Company's 1997 Annual Meeting of Shareholders, to ratify appointment of Arthur Andersen as the Company's independent public accountant for the calendar year ending December 31, 1997, had the following votes cast:

                      For               Withheld            Absentions
                      ---               --------            ----------

                  6,426,232              11,498               4,500

                                     PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         DIANON's Common Stock trades on The Nasdaq Stock Market under the symbol "DIAN". The following table shows the high and low sales prices of the Company's Common Stock quoted on The Nasdaq Stock Market, for the periods indicated below:

                                                  High               Low
                                                  ----               ---
               1996:
               First Quarter                     $5-1/2             $3-3/8
               Second Quarter                     8-5/8              4-1/8
               Third Quarter                      7-3/8              4-1/2
               Fourth Quarter                     9-5/16             6-3/8

               1997:
               First Quarter                      12-1/2             8-1/8
               Second Quarter                     10-1/2             8-3/8
               Third Quarter                      10-3/8             7-3/4
               Fourth Quarter                     10                 7-1/2



                  As of March 16, 1998, the Company had approximately 2,676 shareholders of record. No dividends have been paid by DIANON and it is not anticipated that any will be paid in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS:

                                                1997            1996           1995          1994            1993
                                                ----            ----           ----          ----            ----
                                                              (in thousands, except per share data)
                                                              -------------------------------------
Net revenues                                   $60,887         $56,000       $45,700        $41,017        $38,250

Gross profit                                    29,766          29,101        25,310         24,300         24,311

Expenses:
     Selling, general and
administrative expenses (1)                     22,912          22,443        19,620         17,505         18,817
     Research and development                    1,666           3,157         5,255          4,512          4,342
                                          ------------- --------------- ------------- -------------- --------------

Income from operations                           5,188           3,500           435          2,283          1,152

Net interest income (expense)                      523             307           181           (90)           (36)
Provision for income taxes (2)                   2,413           1,637           509            832            270
                                          ============= =============== ============= ============== ==============
Net income                                     $ 3,298         $ 2,170      $    107        $ 1,361       $    846
                                          ============= =============== ============= ============== ==============

EPS:
     Basic                                   $     .51       $     .35     $     .02      $     .26      $     .16
     Diluted                                 $     .48       $     .35     $     .02      $     .26      $     .16

Weighted average shares outstanding
     Basic                                       6,430           6,151         5,542          5,297          5,246
     Diluted                                     6,808           6,287         5,549          5,308          5,329


BALANCE SHEET DATA:

Working capital                                $21,387         $18,058       $16,974        $11,931        $11,110
Total assets                                    36,889          34,536        30,455         25,206         24,614
Long-term obligations                              107             272           750          1,674          2,519
Stockholders' equity (3)                        29,046          26,549        23,452         18,664         17,147


(1) During 1997, 1996, 1995, 1994 and 1993, non-recurring charges relating to severance, restructuring, accelerated amortization and other one-time costs of $324,000, $609,000, $2,668,000, $692,000 and $2,542,000,
       respectively, were incurred. (See Notes 2, 7, 10 and 12 to the Company's consolidated financial statements included herewith).
(2) The Company's provision for income taxes in 1995, 1994 and 1993 includes the benefit received from the utilization of tax credits. (See Note 3 to the Company's consolidated financial statements included herewith).
(3)    No dividends were paid by the Company during the periods presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


         The Company's results of operation over the three-year period ended December 31, 1997 reflects its investment in and movement toward an anatomic pathology strategy. Several initiatives begun in 1995 and prior years, such as operational restructurings and capital investments to build the anatomic pathology product line, came to fruition in 1996 and 1997 and resulted in a dramatic improvement in the Company's profitability.

RESULTS OF OPERATIONS


o        NET REVENUES

         Net revenues increased to $60.9 million in 1997 from $56.0 million in 1996 and $45.7 million in 1995, representing annual increases of 8.7% and 22.5%, respectively. The strong revenue growth reflects the Company's increased penetration in the anatomic pathology segment, offset somewhat by reimbursement pressures (primarily impacting the clinical chemistry segment) and somewhat reduced volume in clinical chemistry and hospital-based tissue testing services.

o        COST OF SALES

         Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics (shipping and handling) and depreciation expense, increased to $31.1 million in 1997 from $26.9 million in 1996 and $20.4 million in 1995. As a percentage of sales, cost of sales totaled 51.1%, 48.0% and 44.6%, respectively. The increasing percentage of revenue represented by cost of sales largely reflects the Company's strategic focus on anatomic pathology. This market segment requires a larger laboratory work force, resulting in an increase in salaries and wages from $6.1 million in 1995 to $8.7 million in 1996 and further to $10.9 million in 1997. In addition, overhead expenses (primarily building rent, utilities, and depreciation) increased from $5.5 million in 1995 to $7.9 million in 1996 and $9.0 million in 1997. These increases reflect additional facilities expenses associated with the introduction of the anatomic pathology line, and more specifically the initial expansion and equipping of the Company's facilities in 1996. Logistics expenses rose to $5.8 million in 1997 from $4.6 million in 1996 and $4.0 million in 1995 due to increased volume. Cost of lab supplies decreased modestly to $5.4 million in 1997 from $5.7 million in 1996, after increasing from $4.8 million in 1995 due to higher volume and increased costs for reagents used in certain of the Company's testing services. However, as a percentage of sales, the cost of lab supplies decreased over the period from 10.5% in 1995 to 8.8% in 1997.


o        GROSS PROFIT

         Gross profit totaled $29.8 million in 1997 versus $29.1 million in 1996 and $25.3 million in 1995, while gross profit margins were 48.9%, 52.0% and 55.4% respectively. The increase in anatomic pathology sales as a percentage of total sales results in higher average unit pricing with lower gross margin percentages, due to the higher costs associated with providing these services. Gross margins have been further reduced due to the erosion of the average price reimbursed for certain clinical chemistry testing services.

         The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady and continuing downward pressure on prices exerted by both government and private third party payors. Also, payment for services such as those provided by the Company is and likely will continue to be affected by periodic reevaluations made by payors concerning which services to reimburse and which to cease reimbursing.

         The reduction in reimbursement rates, particularly by Medicare, generally has decreased the average unit price for most of the Company's clinical chemistry services each year. In keeping with this trend, as part of OBRA `93 and the BBA, Congress reduced over time the national cap on Medicare laboratory fee schedules (under which the Company's clinical chemistry services are reimbursed). This national cap has been lowered each year and now is 74% of the national median. OBRA `93 also eliminated the annual updates of Medicare laboratory fee schedules for the years 1994 and 1995. After updates of 3.2% in 1996 and approximately 2.7% in 1997, the BBA freezes fee schedule payments for the 1998 - 2002 period.

         With respect to the Company's anatomic pathology services, which are not reimbursed under the Medicare laboratory fee schedules, the Medicare fees for these services also generally declined with the implementation of the RBRVS system which went into effect in 1992 and was fully phased in by the end of 1996. In 1997, there was an overall decrease of 5.7% in payments for pathology services due to a five-year review of the work value component and a decrease in the 1997 conversion factor applicable to pathology services, plus an additional decrease in Connecticut, where the Company's primary operations are located, because of the Health Care Financing Administration's (HCFA) reduction of the number of different payment localities recognized for RBRVS purposes. Although the conversion factor (which is a component of the reimbursement calculation) increased by 8.4% in 1998, the overall impact on the Company's revenues will be only modestly positive due to, among other factors, other changes in the RBRVS formula in 1998.

         Other changes in government and other third-party payor reimbursement, which may come about as a consequence of enactment of health care reform or of deficit reduction or balanced budget legislation, are also likely to continue the downward pressure on prices and make the market for clinical laboratory services more competitive. The provisions of the BBA that permit beneficiaries to select non-traditional Medicare plan options, implement competitive bidding for certain Medicare items and services, and establish market-oriented purchasing for Medicare, previously described in the reimbursement section, are examples. Because of the uncertainties about how these Medicare changes will be implemented, the Company currently is unable to predict their ultimate impact on the clinical laboratory industry generally or on the Company in particular.

         Even apart from federal legislative action, reforms may occur at the state level and changes are occurring in the marketplace as a result of market pressures, including the increasing number of patients covered by some form of managed care. In the past, the Company has offset a substantial portion of the impact of price decreases and coverage changes through the achievement of economies of scale and other strategies such as more favorable purchase contracts and the introduction of alternative technologies. However, if price decreases (for example arising from the Medicare changes discussed above) or coverage changes were to be rapidly and fully implemented, they would be likely to have an adverse impact on gross profits from the Company's testing services until management was able to mitigate such impact. Furthermore, in recent years the Company's gross profit margin has trended down from over 55% to 47%, and there can be no assurances that such trends may not continue.

         See also discussion under "Business-Reimbursement."

o        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased from $19.6 million in 1995 to $22.4 million in 1996, with another modest increase in 1997 to $22.9 million. As a percentage of sales, selling, general and administrative expenses decreased over the period from 42.9% in 1995 to 37.6% in 1997, as the Company began to realize operating leverage in this area. Selling expenses were $10.1 million in 1997, or 16.7% of sales, versus $10.6 million in 1996 and $9.7 million in 1995, or 19.0% and 21.2% of sales, respectively. The decrease in selling expenses was offset somewhat by growth in general and administrative expenses.

         In addition, 1995 reflects the impact of several charges of a non-recurring nature recorded by the Company, including: i) a $765,000 accelerated amortization charge based on management's estimate of future benefits anticipated from a customer list; ii) a severance charge of $595,000 resulting from the streamlining of operating expenses and the resignation of certain officers of the Company; iii) a $530,000 write-down of an investment in common stock of a publicly-traded company (which was subsequently written-off in 1996 with a $62,000 charge); and iv) a $279,000 restructuring provision related to management's decision to discontinue the Company's European-based operations.


o        RESEARCH AND DEVELOPMENT

         Research and development expenses decreased from $5.3 million in 1995 to $3.2 million in 1996 and $1.7 million in 1997. The higher expense in 1995 and 1996 reflects the costs associated with launching the anatomic pathology testing services, including the cost of building the Company's database. The reduction in 1997 reflects the completion of this launch, and the resulting expense primarily represents the Company's continuing evaluation of existing and new technologies.

o        INCOME FROM OPERATIONS

         Income from operations increased from approximately $435,000 in 1995 to $3.5 million in 1996 and $5.2 million in 1997, reflecting the factors discussed above and especially the Company's investment in, and shift toward, an anatomic pathology strategy.

o        NET INTEREST INCOME

         Net interest income grew to $522,000 in 1997, from $307,000 in 1996 and $181,000 in 1995. This reflects the increased cash and cash equivalent position of the Company over the period, partially resulting from cash generated by operations and partially resulting from the private placement in 1995 as further described in Note 13 of the Consolidated Financial Statements included elsewhere herein.

o        PROVISION FOR INCOME TAXES

         The provision for income taxes increased from $509,000 in 1995 to $1.6 million in 1996 and $2.4 million in 1997, reflecting the increased profitability of the Company. The effective tax rate was 82.6%, 43.0% and 42.2%, respectively, with the high tax rate in 1995 reflecting the non-deductibility of certain charges, primarily the aforementioned investment write-down of $530,000.

o        NET INCOME

         Net income increased 52% to $3.3 million in 1997, from $2.2 million in 1996 and $107,000 in 1995. The dramatic profitability improvements reflect the Company's investment in and shift toward an anatomic pathology strategy.

         Basic earnings per share increased 45.7% in 1997 to $0.51 per share, from $0.35 per share in 1996 and $0.02 per share in 1995. Diluted earnings per share increased 37.1% in 1997 to $0.48 per share, from $0.35 per share in 1996 and $0.02 per share in 1995.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had total cash and cash equivalents of $12.4 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. Working capital was $21.4 million versus $18.1 million as of December 31, 1996, and the current ratios were 3.8:1 and 3.4:1, respectively.

         Accounts receivable (net of allowances) totaled $14.4 million as of December 31, 1997 representing approximately 90 days of average sales, compared to $15.4 million as of December 31, 1996 or 79 days of average sales. The increase in days sales outstanding is a result of growth in the anatomic pathology segment and its associated billing complexity which results in a higher DSO.

         Capital expenditures for 1997, 1996 and 1995 were $1.9 million, $3.4 million and $2.3 million, respectively. Expenditures in 1997 primarily related to the expansion of the Company's laboratory facilities and the purchase of a new mainframe computer system.

         Effective February 17, 1998, the Company entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various financial covenants.

         On October 5, 1995 the Company completed a $5.6 million private placement with an investor for one million shares of Common Stock and a two-year warrant for 800,000 shares. Proceeds (net of expenses) from the placement of the shares and the exercise of the warrants approximated $4.7 million in 1995 and $4.0 million in 1996. See Note 13 of the Consolidated Financial Statements contained elsewhere herein.

         As of December 31, 1997, the Company has purchased 197,617 shares of Common Stock as required by its Employee Stock Purchase Plan ("ESPP"). The Company's Board of Directors has authorized the expenditure of up to $2 million for additional share repurchases.

         The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

Risk Factors; Forward Looking Statements

         The Management's Discussion and Analysis and the information provided elsewhere in this 10K (including, without limitation, in the third and fourth paragraphs of "Item 1. Business" and under "Gross Profit" and "Liquidity and Capital Resources" above) contain forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by the Company to beneficiaries of the Medicare program (see e.g. Item 1 - Business "Reimbursement"); being deemed to be not in compliance with Federal or state regulatory requirements (see e.g.
Item 1 - Business - "Regulatory"); the uncertainties relating to the ability of the Company to convince physicians and/or managed care organizations to use the Company as a provider of anatomic pathology testing services; the ability of the Company to maintain superior quality relative to its competitors; the ability of the Company to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of anatomic pathology testing by out-of-state laboratories; the ability of the Company to find, attract and retain qualified management and technical personnel; the uncertainties associated with competitive pressures from the large national laboratories, small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery.

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

         Kevin C. Johnson, age 43, a Director since May 1996, is President and Chief Executive Officer of the Company. Mr. Johnson joined Dianon as President in May 1996, and was appointed to the additional position of Chief Executive Officer in February 1997. Formerly, Mr. Johnson was with Corning Inc., a manufacturer of specialty materials and a provider of laboratory services, for eighteen years, serving most recently as Vice President and General Manager of Corning Clinical Laboratories' Eastern region in Teterboro, New Jersey.

         John P. Davis, age 56, a Director since 1984, is President and Chief Executive Officer of Infant Advantage, Inc., a child development company since December 1997. From May 1995 through December 1997, Mr. Davis was President and Chief Executive Officer of Calypte Biomedical Corp., a diagnostic products company. From 1984 to January 1995, Mr. Davis was an officer of the Company. Mr. Davis joined the Company in January 1984 as President and Chief Operating Officer, and subsequently became co-Chief Executive Officer in 1992 and Chief Executive Officer in 1994. In January 1995, Mr. Davis resigned as Chief Executive Officer of the Company and became Vice Chairman of the Board. As of February 1997, Mr. Davis was elected non-executive Chairman of the Board. Mr. Davis also serves as Chairman of the Board of CytoLogix, Inc.

         James B. Amberson, age 46, a Director since January 1995, is Senior Vice President and Chief Medical Officer of the Company. Dr. Amberson joined Dianon in 1989 as Director, Cytometry Business Unit, and has served as Vice President of Pathology Services, Vice President of Medical Affairs and Senior Vice President and General Manager of the Anatomic Pathology Unit before his present position. Prior to joining the Company, Dr. Amberson was Assistant Professor of Pathology, Cornell University Medical College for six years. Dr. Amberson holds an MD from Johns Hopkins University and an MBA from Columbia University School of Business.

         Bruce K. Crowther, age 46, a Director since December 1997, is President and Chief Executive Officer of Northwest Community Healthcare, Northwest Community Hospital, In Arlington Heights, Illinois and certain of its affiliates since January 1992. Mr. Crowther is a Fellow of the American College of Healthcare Executives, Chairman of the Board of the Illinois Hospital and HealthSystems Association and serves on the Board of both Chicago Hospital Risk Pooling Program and Barrington Bank and Trust. Mr. Crowther received an M.B.A. from Virginia Commonwealth University Medical College in Richmond, VA.

         E. Timothy Geary, age 46, a Director since June 1997, is Chairman, President and Chief Executive Officer of National Surgery Centers, Inc. of Chicago, Illinois, the leading independent owner and operator of ambulatory surgery centers in the country. Prior to founding National Surgery Centers in 1987, Mr. Geary served as a Vice President with Medical Care International. Mr. Geary is a member of the Board of Directors of the Federated Ambulatory Surgery Association. Mr. Geary holds an MBA and BA from the University of Chicago.

         G. S. Beckwith Gilbert, age 56, a Director since October 1995, is President, Chief Executive Officer and a Director of Field Point Capital Management Company in Greenwich, Connecticut, a merchant banking firm. Mr. Gilbert is also a partner of Wolsey & Co., a merchant banking firm. In addition, Mr. Gilbert is Chairman of the Board and a Director of Megadata Corporation as well as a Director of Davidson Hubeny Brands, Inc., Kionix, Inc. and Transgenomic, Inc. Mr. Gilbert is a graduate of Princeton University and holds an MBA from New York University. In February 1997, the Board elected Mr. Gilbert Chairman of the Executive Committee.

         Jeffrey L. Sklar, age 50, a Director since 1994, is Professor of Pathology, Harvard Medical School, and Director, Divisions of Diagnostic Molecular Biology and of Molecular Oncology, Department of Pathology, Brigham and Women's Hospital. Dr. Sklar has served on numerous editorial boards and has consulted widely to the biotechnology industry. In addition, Dr. Sklar serves on the Scientific Advisory Committee for Clinical Science, The Fred Hutchinson Cancer Center, Seattle, Washington; the Scientific Advisory Committee, New England Primate Research Center, Harvard University; the External Review Committee, Dana-Farber Cancer Institute, Boston, and the Pathology B Study Section, National Institutes of Health. Dr. Sklar also serves as a Director of Transgenomic, Inc. and holds an MD and Ph.D. from Yale University and an MA (honorary) from Harvard University.


COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company are paid $1,500 for each meeting of the Board of Directors attended in person and $500 for each meeting attended by telephone, and committee members are paid $500 for each committee meeting attended which does not occur on the same day as a Board meeting. Directors are also reimbursed for expenses to attend meetings of the Board and its committees. In addition, the Company has made payments to Brigham & Women's Hospital, Inc., for which Dr. Sklar is director, Division of Diagnostic Molecular Biology, Department of Pathology. See "Compensation Committee Interlocks and Insider Participation."

         Commencing January 1, 1998, Mr. Davis and Mr. Gilbert, in connection with their capacities as non-Executive Chairman of the Board and Chairman of the Executive Committee, respectively, also receive $50,000 annually (payable monthly at $4,166) and an annual grant of 3,000 stock options, at a price equal to the market value on the date of grant, pursuant to the Company's 1996 Stock Incentive Plan. They each also received a one-time grant of 13,000 stock options in December 1997 pursuant to this same plan, in connection with their services in the aforementioned positions during 1997.

         Pursuant to the Company's 1996 Stock Incentive Plan, Directors who are not employees of the Company receive (i) automatic initial and quarterly grants of stock options with tandem limited stock appreciation rights beginning July 1995, (ii) automatic quarterly grants of shares of Common Stock beginning January 1997 and (iii) additional stock options or other awards to the extent granted by the Board of Directors in its discretion.

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

         In November 1996, pursuant to authorization by the Board of Directors, the Company granted to Dr. Sklar an option to purchase 10,000 shares of Common Stock at an exercise price of $6.375 to compensate him for his services as a Director. Such option vests 40% on grant, and an additional 20% on each of August 4, 1997, August 4, 1998 and August 4, 1999. Such grant is a replacement of an option to purchase 10,000 shares of Common Stock authorized by the Board in 1994, but not accepted by Dr. Sklar at that time due to the conditions of his employment by Brigham & Women's Hospital, Inc. In October 1996, pursuant to authorization by the Board of Directors, the Company granted an option to purchase 10,000 shares of Common Stock at an exercise price of $7.125 per share to a director in replacement of options issued in June 1993 which had the same exercise price, were due to expire in June 2000 and were 80% vested as of June 4, 1997 with the remaining 20% vesting on June 4, 1998. These replacement options vested 100% in October 1996 and expire ten years from the date of grant.

         Mr. Johnson and Dr. Amberson, who are employees of the Company, receive no additional compensation for their services as Directors of the Company.

INFORMATION REGARDING EXECUTIVE OFFICERS

         James T. Barry, age 36, has served as Vice President, Marketing and Technology since December 1996. Mr. Barry joined the Company in July 1989 as Corporate Recruiter and subsequently served as Director of Managed Care. Before joining the Company, Mr. Barry was a major in the U.S. Marine Corps. Mr. Barry holds a BA from Rhode Island College.

         Steven T. Clayton, age 31, has served as Vice President, Information Services since he joined the Company in December 1996. Prior to joining the Company, Mr. Clayton was with Corning Clinical Laboratories for nine years serving most recently as the Midwest Regional Director of Information Systems. Mr. Clayton holds an ASM from Thomas Edison State College.

         John S. Fanuko, age 38, has served as Vice President, Finance and Corporate Controller since January 1998 when he joined the Company. Formerly, Mr. Fanuko was Senior Vice President and Chief Financial Officer of American Vision Centers, Inc. from June 1994 through January 1998, and prior to that, a Senior Manager at Ernst & Young LLP. Mr. Fanuko holds an MBA from New York University and a BS from Manhattan College and is a Certified Public Accountant.

         David R. Schreiber, age 38, has served as Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary since November 1996 when he joined the Company. Formerly, Mr. Schreiber was with Corning Clinical Laboratories, a provider of laboratory services, for 10 years, serving most recently as Vice President and General Manager of the laboratory's Midwest region. Mr. Schreiber holds an MBA from Northern Illinois University.

         Martin J. Stefanelli, age 37, has served as Vice President, Laboratory Operations since May 1997. Mr. Stefanelli joined the Company in January 1990 as a Sales Representative and subsequently served as Logistics Manager, Marketing Manager and Director of Operations, Anatomic Pathology. Before joining the Company, Mr. Stefanelli was a captain in the U.S. Army. Mr. Stefanelli holds a BS from the United States Military Academy.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the fiscal year ended December 31, 1997, all Section 16(a) reporting requirements applicable to its officers, directors and greater than ten percent beneficial shareholders were complied with except for the following:
Mr. Stefanelli who was late in filing his initial Form 3 when becoming subject to the Section 16 reporting requirements and Mr. Verfurth (formerly Vice President of Sales) filed one late report with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the following named executive officers: (i) the person who served as Chief Executive Officer ("CEO") during 1997, (ii) the four executive officers other than the CEO serving at December 31, 1997 whose total salary and bonus for 1997 exceeded $100,000, and (iii) one additional executive officer who terminated employment with the Company during 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                               Long Term
                                                            Annual Compensation              Compensation
                                              -----------------------------------------     --------------
                                                                             Other            Securities
        Name and                                                             Annual           Underlying         All Other
   Principal Position               Year       Salary       Bonus         Compensation          Options        Compensation
   ------------------               ----       ------       -----         ------------          -------        ------------
Kevin C. Johnson (1)                1997      $281,939     $82,378        $        --                --        $158,360 (3)
President, Chief Executive          1996       174,520      94,000 (2)             --           200,000           1,507
    Officer and Director

James B. Amberson, M.D.             1997       238,790      35,451                 --            20,000           2,630 (4)
Senior Vice President,              1996       200,013      47,869                 --            15,000           2,530
   Operations and Chief Medical     1995       185,465      36,997                 --            25,000           2,104
   Officer and Director

James T. Barry                      1997       118,666      20,862                 --            15,000             604 (5)
Vice President, Marketing and       1996        85,000      20,000                 --            20,000              84
    Technology                      1995        75,000      11,934                 --             5,000              84

Steven T. Clayton (6)               1997       120,000      35,568                 --            15,000          73,073 (8)
Vice President, Information         1996         6,923      14,000 (7)             --            15,000              --
    Services

David R. Schreiber (9)              1997       191,170      65,702                 --            20,000         149,167 (11)
Senior Vice President Finance,      1996        29,231      80,000 (10)            --            50,000           1,742
Chief Financial Officer and
   Corporate Secretary

Richard A. Sandberg (12)            1997       228,775          --                 --                --           5,007 (13)
Chairman of the Board               1996       212,500      20,000                 --                --           3,681
                                    1995       212,500      36,975                 --                --           3,681


(1) Mr. Johnson joined the Company as President in May 1996 and was appointed to the position of Chief Executive Officer in February 1997.

(2) $50,000 of the $94,000 indicated for Mr. Johnson represents a sign-on bonus he received when he joined the Company in May 1996.

(3) The $158,360 indicated for Mr. Johnson represents a stock grant of 15,000 shares of Common Stock on January 2, 1997 at a market value of $8.50 per share, relocation costs, contributions paid by the Company pursuant to the Company's 401(K) Retirement Plan and premiums paid by the Company for term life insurance which for 1997 amounted to $127,500, $27,725, $1,600 and $1,535, respectively.

(4) The $2,630 indicated for Dr. Amberson represents contributions paid by the Company pursuant to the Company's 401(K) Retirement Plan and premiums paid by the Company for term life insurance which for 1997 amounted to $1,600 and $1,030, respectively.

(5) The $604 indicated for Mr. Barry represents contributions paid by the Company pursuant to the Company's 401(K) Retirement Plan and premiums paid by the Company for term life insurance which for 1997 amounted to $520 and $84, respectively.

(6) Mr. Clayton joined the Company as Vice President, Information Systems in December 1996.

(7) The $14,000 indicated for Mr. Clayton represents a sign-on bonus he received when he joined the Company in December 1996.

(8) The $73,073 indicated for Mr. Clayton represents relocation costs and premiums paid by the Company for term life insurance which for 1997 amounted to $72,989 and $84, respectively.

(9) Mr. Schreiber joined the Company as Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary in November 1996.

(10) The $80,000 indicated for Mr. Schreiber represents a sign-on bonus he received when he joined the Company in November 1996.

(11) The $149,167 indicated for Mr. Schreiber represents a stock grant of 7,500 shares of Common Stock on April 1, 1997 at a market value of $8.75 per share, relocation costs and premiums paid by the Company for term life insurance which for 1997 amounted to $65,625, $83,458 and $84, respectively.

(12) Mr. Sandberg ceased serving as Chief Executive Officer of the Company in May 1996, but continued to serve as an employee holding the title Chairman of the Board until February 1997 when he resigned as Chairman of the Board and as an officer of the Company. Mr. Sandberg continued to serve as a Director of the Company until the Company's Annual Meeting in October 1997. In connection with his resignation in February 1997, the Company and Mr. Sandberg entered into an Agreement whereby Mr. Sandberg was employed by the Company as a consultant to the President until February 1998, when his employment terminated with the Company.

(13) The $5,007 indicated for Mr. Sandberg represents contributions paid by the Company pursuant to the Company's 401(K) Retirement Plan and premiums paid by the Company for term life insurance which for 1997 amounted to $1,600 and $3,407, respectively.

         EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Company entered into an employment agreement with Mr. Johnson on May 2, 1996. The agreement provides for Mr. Johnson to serve as President of the Company at an initial base salary of $275,000 per annum, the grant of options to purchase 200,000 shares of Common Stock with a 10-year term and an exercise price of $5.69, stock grants of 15,000 shares of Common Stock on January 2, 1997 and 15,000 additional shares on January 2, 1998 provided Mr. Johnson continues to be employed with the Company on such date, a signing bonus of $50,000 and a loan of $150,000. The loan carries an interest rate of 5.9%, payable annually, and is repayable upon termination of Mr. Johnson's employment with the Company. If Mr. Johnson continues to be employed with the Company, the loan principal will be forgiven at the rate of $2,500 per completed month of employment from January 31, 1998 through December 31, 2002. This agreement provides that in the event of a termination of Mr. Johnson's employment other than for "Cause," as defined in the agreement, he is entitled to receive one year's salary and other benefits. Subject to the foregoing, this agreement is subject to termination at will by either party.

         The Company entered into an employment agreement with David R. Schreiber on September 30, 1996 as the Chief Financial Officer and Senior Vice President, Finance. The agreement provides for an initial base salary of $190,000 per annum, the grant of options to purchase 50,000 shares of Common Stock with a 10-year term and an exercise price of $6.625, a signing bonus of $80,000 and a stock grant of 7,500 shares of Common Stock on April 1, 1997. This agreement provides that in the event of a termination of Mr. Schreiber's employment other than for "Cause," as defined in the agreement, he is entitled to receive one year's salary (and certain other benefits) if such termination occurs within the first year of employment or six months after the Company is acquired by another business entity, or six month's salary (and certain other benefits) if such termination occurs after such period. Subject to the foregoing, this agreement is subject to termination at will by either party.

         Richard A. Sandberg resigned as Chairman of the Board and as an officer of the Company effective February 27, 1997. In connection with his resignation, the Company and Mr. Sandberg entered into an agreement, dated February 27, 1997 and amended on April 30, 1997, pursuant to which the Company agreed to employ Mr. Sandberg, and Mr. Sandberg agreed to be employed, as a consultant to the President until February 28, 1998 or his earlier death, disability, resignation, or termination for "Cause," as defined in the agreement. Such agreement provided for Mr. Sandberg to receive annual base compensation of $232,000 plus all benefits provided to management employees of the Company other than participation in management incentive programs. In addition, such agreement provided that all options to purchase Common Stock held by Mr. Sandberg as of February 27, 1997 became fully vested on such date to the extent not previously vested. Mr. Sandberg also had, pursuant to his agreement, the right to sell each such option to the Company at any time on or before May 28, 1997 for cash at a price equal to (i) the number of shares of Common Stock covered by such option being sold multiplied by (ii) the amount by which $10.875 exceeds the exercise price of such option (which right was not exercised by Mr. Sandberg during such period). The agreement was not renewed by mutual agreement of the Company and Mr. Sandberg and was terminated by its terms on February 28, 1998, at which time Mr. Sandberg received six-months severance in one lump sum gross payment of $116,000. Mr. Sandberg will also receive medical insurance premiums and car allowance during his six months severance period from February 28, 1998 through August 31, 1998. Mr. Sandberg's stock options to purchase 20,000 shares of Common Stock will terminate in May 1998 and options to purchase 156,000 shares will terminate in February 2000. Mr. Sandberg has agreed that he will not compete with the Company within the United States for a period of two years from his termination date of February 28, 1998. The Company also loaned Mr. Sandberg $300,000, which loan is repayable in full in two years and bears interest, payable annually, at the rate of 9.5% per annum.

         The Company entered into an agreement with Dr. James B. Amberson on September 1, 1996, which provide that following a "Change in Control" of the Company, as defined in the agreement, if Dr. Amberson's employment is terminated other than for "Cause," as defined in the agreement, he is entitled to receive one year's salary and bonus and all his stock options will vest completely. Dr. Amberson's agreement expires in September 2001 and is subject to successive automatic one-year renewals thereafter (unless certain notice is given).

         The Company also entered into an employment agreement with Dr. James B. Amberson on September 1, 1996. Pursuant to such agreement, Dr. Amberson is entitled to a salary as determined by the Company and other employee benefits made available by the Company to its employees. This agreement provides that in the event of a termination of Dr. Amberson's employment for other than "Stated Cause" (as defined in the agreement), he is entitled to receive six month's salary and other benefits. Subject to the foregoing, this agreement is subject to termination at will by either party.

         The Company entered into an employment agreement with Steven T. Clayton on November 18, 1996 as Vice President, Information Services of the Company. The agreement provides for an initial base salary of $120,000 per annum, a signing bonus of $14,000 and the grant of options to purchase 15,000 shares of Common Stock with a 10-year term and an exercise price of $7.875.

         During the third quarter 1997, the Company recorded a charge of $100,250 for severance benefits relating to Mr. Verfurth, an officer of the Company who resigned his full-time employment and officer position in September 1997. The severance agreement provided for a six-month period after his termination and an additional three months had he not obtained other employment. The Company made monthly payments for a six-month period after his termination and was not required to make the additional three months of severance payments.

         During the first quarter 1998, the Company recorded a charge of $97,750 for severance benefits relating to Mr. Wells, an officer of the Company who resigned his full-time employment and officer position in January 1998. The Company is making monthly payments for a three-month period after his termination and for an additional two months if he does not obtain other employment. In addition, Mr. Wells will be paid a $15,000 bonus for the first quarter 1998, on or before April 30, 1998, pursuant to his employment agreement. Mr. Wells agrees to comply with the provisions of the non-competition and confidentiality agreement.


         STOCK OPTIONS

         The following table shows, as to the named executive officers of the Company, information about option grants in the last fiscal year. The Company, as of December 31, 1997, has not granted any Stock Appreciation Rights to officers.

                                       INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------
                                                                                                    POTENTIAL REALIZABLE
                                                                                                      VALUE AT ASSUMED
                                        NUMBER OF         % OF TOTAL                                ANNUAL RATES OF STOCK
                                        SECURITIES          OPTIONS                                  PRICE APPRECIATION
                                        UNDERLYING         GRANTED TO    EXERCISE OR                  FOR OPTION TERM
                                         OPTIONS           EMPLOYEES     BASE PRICE  EXPIRATION   ------------------------
       NAME                              GRANTED(#)         IN 1997      ($/SHARE)      DATE         5%($)       10%($)
       ----                              ----------         -------      ---------      ----         -----       ------
James B. Amberson, M.D.                  20,000  (1)            7%          $8.75    12/11/2007    $110,057    $278,905
James T. Barry                           15,000  (1)            5%           8.75    12/11/2007      82,542     209,179
Steven T. Clayton                        15,000  (1)            5%           8.75    12/11/2007      82,542     209,179
Kevin C. Johnson                             --                 --             --            --          --          --
David R. Schreiber                       20,000  (1)            7%           8.75    12/11/2007     110,057     278,905
Richard A. Sandberg                          --                 --             --            --          --          --


(1) In December 1997, the Company granted certain employees and officers options to purchase 301,000 shares of Common Stock at $8.75 per share. These options vest 40% in December 1999 and 20% during each year thereafter. Upon termination, all unvested options are cancelled and all vested options expire 90 days after termination of employment.

The following table shows aggregate option exercises in the last fiscal year and fiscal year-end option values for the named executive officers. The Company, as of December 31, 1997, has not granted any Stock Appreciation Rights.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                VALUE
                                               REALIZED                                             VALUE OF UNEXERCISED
                                               (MARKET           NUMBER OF SECURITIES           IN-THE-MONEY OPTIONS AT FY-END
                                               PRICE AT     UNDERLYING UNEXERCISED OPTIONS        (BASED ON FY-END PRICE OF
                                               EXERCISE              AT FY-END(#)                   $9.375/SHARE) ($) (1)
                                  SHARES         LESS                                        ---------------------------------
                                ACQUIRED ON    EXERCISE
      NAME                       EXERCISE(#)   PRICE)($)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
      ----                       -----------   ---------     -----------     -------------     -----------     -------------
James B. Amberson, M.D.                  --    $     --          34,140           57,360         $157,484         $154,813
James T. Barry                           --          --           3,286           38,000           14,442           81,750
Steven T. Clayton                        --          --              --           30,000               --           31,875
Kevin C. Johnson                         --          --              --          200,000               --          737,500
David R. Schreiber                       --          --              --           70,000               --          150,000
Richard A. Sandberg(2)                   --          --         156,000               --          171,600               --


(1) Computed based upon difference between aggregate fair market value and aggregate exercise price.

(2) Mr. Sandberg resigned as Chairman of the Board and as an officer of the Company effective February 27, 1997. In connection with his resignation, the Company and Mr. Sandberg entered into an agreement that provided that all options to purchase Common Stock held by Mr. Sandberg as of February 27, 1997 became fully vested on such date to the extent not previously vested (which resulted in options to purchase 26,976 shares of Common Stock becoming fully vested on such date). See "Executive Compensation - Employment and Severance Agreements."


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Dr. Sklar served as a member of the Compensation Committee of the Company's Board of Directors during the last completed fiscal year and is continuing to serve as such in the 1998 fiscal year. In 1995 the Company entered into a three-year research and development agreement with Brigham & Women's Hospital, Inc., for which Dr. Sklar is director, Division of Diagnostic Molecular Biology, Department of Pathology. The agreement required the Company to make quarterly payments of $30,000 in exchange for an option to obtain rights in certain existing inventions as well as inventions developed during the course of the research in the areas of cancer detection and diagnosis. The research was to be conducted by Dr. Sklar. The Company paid $60,000, $120,000 and $60,000 under this agreement in 1997, 1996 and 1995, respectively. The Company terminated this agreement effective as of June 30, 1997 and has made all required payments as of December 31, 1997. In addition, the Company has made payments to Brigham & Women's Hospital, Inc. of $30,000 in each of 1996 and 1995 for consulting services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF VOTING STOCK BY MANAGEMENT

          The following table gives information concerning the beneficial ownership of the Company's Common Stock as of March 16, 1998 by each director and each of the executive officers named in the summary compensation table and all current directors and executive officers (as of March 16, 1998) as a group.

                                                Total Shares
                                                Beneficially        Direct         Right to       Percent of
Beneficial Owners                                Owned(1)(2)      Ownership       Acquire(3)       Class(4)
-----------------                                -----------      ---------       ----------       --------
James B. Amberson, M.D.                             73,827          25,172           37,858            1%
James T. Barry                                       5,295           2,009            3,286            --  (5)
Steven T. Clayton                                       --              --               --            --  (5)
Bruce K. Crowther                                      314             205              109            --  (5)
John P. Davis                                      239,123         117,334          121,789            4%
Timothy E. Geary                                     1,141             651              490            --  (5)
G.S. Beckwith Gilbert                            1,805,900       1,801,114            4,786           27%  (6)
Kevin C. Johnson                                   121,170          30,373           80,000            2%
Richard A. Sandberg                                172,845           7,325          165,520            3%
David R. Schreiber                                  18,297           7,500               --            --  (5)
Jeffrey L. Sklar                                    12,819           1,114           11,705            --  (5)

All current directors and executive  officers
   as a group (12 persons)                       2,256,750       1,985,472          260,481           33%


(1) The information as to beneficial ownership is based on statements furnished to the Company by its executive officers and directors. Each executive officer and director has sole voting and sole investment power with respect to his respective shares listed above, except that the shares reported for Mr. Gilbert include 121,951 shares which are held by a trust of which Mr. Gilbert is a trustee, as to which Mr. Gilbert shares voting and investment powers. Amounts shown for each of Messrs. Johnson and Schreiber and Dr. Amberson include 10,797 shares held in the Company's 401(K) Retirement Plan, as to which such officers share voting power as trustees of such plan and each individual plan participant has investment power, subject to the terms of such plan, of the shares in his account; such amount includes 373 and 4,955 shares in Mr.
       Johnson's and Mr. Sandberg's  account, respectively.
(2) Includes shares listed under the captions "Direct Ownership" and "Right to Acquire," as well as shares held in the Company's 401(K) Retirement Plan which are beneficially owned by the named individuals as trustees of such plan but as to which such trustees have no economic interest.
(3) Individuals have the right to acquire these shares within 60 days of March 16, 1998 by the exercise of stock options or through purchases under the Company's Employee Stock Purchase Plan.
(4) For the purposes of this table, "Percent of Class" held by each individual has been calculated based on a total class equal to the sum of
       (i) 6,616,883 shares of Common Stock issued and outstanding on March 16, 1998 plus (ii) for such individual the number of shares of Common Stock subject to stock options presently exercisable, or exercisable within 60 days after March 16, 1998, held by that individual, and which percent is rounded to the nearest whole number.
(5)    Owns less than 1% of the outstanding Common Stock.
(6) As of March 16, 1998, Mr. Gilbert cannot vote, without restriction, any Common Stock or other voting securities of the Company beneficially owned by him representing greater than 20% of the total voting power of the Company's voting securities outstanding from time to time, or 1,323,377 votes as of March 16, 1998. Excess votes above this amount are required to be voted in proportion to the votes cast by all other shareholders of the Company.

OWNERSHIP OF VOTING STOCK BY CERTAIN BENEFICIAL OWNERS

         The following table sets forth information with respect to the only persons who, to the best knowledge of the Company as derived from Schedules 13F, 13D and 13G filed by such persons, beneficially owned more than five percent of the Common Stock of the Company as of March 16, 1998. Unless otherwise indicated below, each person included in the table has sole voting and investment power with respect to all shares included therein.

                                                               Amount and Nature
                        Name and Address of                      of Beneficial        Percent
Title of Class           Beneficial Owner                          Ownership          of Class(1)
--------------           ----------------                          ---------          -----------
Common Stock         G. S. Beckwith Gilbert et al                  1,805,900  (2)(3)    27%   (3)
                     104 Field Point Road
                     Greenwich, CT 06830

Common Stock         Oracle Management Partners, Inc.                471,328            7%
                     and Affiliates
                     712 E 5th Avenue - 45th Floor
                     New York, NY  10019


Common Stock         John M. Bryan et al                             356,412            5%
                     Bryan and Edwards
                     600 Montgomery Street - 35th Floor
                     San Francisco, CA  94111

(1) For the purposes of this table, "Percent of Class" held by each person has been calculated based on a total class equal to the sum of (i) 6,616,883 shares of Common Stock issued and outstanding on March 16, 1998 plus (ii) for such person the number of shares of Common Stock subject to stock options or warrants presently exercisable, or exercisable within 60 days after March 16, 1998, held by that person, and which percent is rounded to the nearest whole number.
(2) Mr. Gilbert has shared voting and investment power with respect to 121,951 shares included in the table above.
(3) As of March 16, 1998, Mr. Gilbert cannot vote, without restriction, any Common Stock or other voting securities of the Company beneficially owned by him representing greater than 20% of the total voting power of the Company's voting securities outstanding from time to time, or 1,323,377 votes as of March 16, 1998. Excess votes above this amount are required to be voted in proportion to the votes cast by all other shareholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11 - Executive Compensation - "Compensation Committee Interlocks and Insider Participation" and Notes 6 and 13 of the Company's consolidated financial statements included herewith.

         Pursuant to his employment agreement, the President of the Company received a loan in 1996 totaling $150,000 which bears interest at 5.9%, payable annually, and is repayable upon termination of his employment with the Company. In addition, the loan principal will be forgiven at a rate of $2,500 per month over the period January 1998 through December 2002 if the President continues to be employed by the Company.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements, Financial Statement Schedules Filed.

          1) Financial Statements - See accompanying Consolidated Financial Statements and Schedules, Pages F-1 through F-18.

          2) Financial Statement Schedules - See accompanying Consolidated Financial Statements and Schedules, Pages F-1 through F-18.

          3)   Exhibits - Refer to 14(c) below.

(b) The Company filed no reports on Form 8-K in the fourth quarter of 1997 with the Securities and Exchange Commission.

(c)      Exhibit Index


3.1 Restated Certificate of Incorporation of the Company, as amended through June 12, 1991 (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement No. 33-41226).

3.2 Restated By-Laws of the Company, as amended through October 24, 1996 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement No. 333-18817).

3.3 Restated By-Laws of the Company, as amended through February 2, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement No. 333-18817).

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

10.23 Severance Agreement, dated September 27, 1996, by the Registrant and Carl R. Iberger (incorporated by reference to Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

10.24 Employment Agreement, dated September 30,1996, by the Registrant and David R. Schreiber (incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

10.25 Employment Agreement, dated November 18, 1996, by the registrant and Steven T. Clayton.**

10.26 Severance Agreement dated November 18, 1996, by the registrant and Daniel J. Cronin, III.**

10.27 Amendment dated as of October 4, 1995 to Rights Agreement dated as of April 29, 1994 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit No. 1 to the Registrant's Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission on November 8, 1995).

10.28 1996 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Statement on Schedule 14A filed with the Securities and Exchange Commission on September 23, 1996).**

10.29 Stock and Warrant Purchase Agreement, dated as of October 4, 1995, among the Gilbert Family Trust, the G.S. Beckwith Gilbert I.R.A. Contributory Account, G.S. Beckwith Gilbert and the Registrant.

10.30 Registration Rights Agreement, dated as of October 4, 1995, among the Gilbert Family Trust, the G.S. Beckwith Gilbert I.R.A. Contributory Account, G.S. Beckwith Gilbert and the Registrant.

10.31 Warrant No. 1, dated as of October 4, 1995, by the Registrant in favor of G.S. Beckwith.

10.32 Promissory Note, dated October 4, 1995, by G.S. Beckwith Gilbert in favor of the Registrant.

10.33 Stock Option Grant dated October 24, 1996 by the Registrant to Andre de Bruin.**

10.34    Stock Option Grant dated November 4, 1996 by the Registrant to Jeffrey
         M. Sklar, M.D.**

10.35 Loan Agreement dated December 3, 1996 by the Registrant to Kevin C. Johnson).**

10.36    Form of standard Stock Option Grant for outside directors.**

10.37 Amendment to Warrant Certificate No. W-1 dated as of October 2, 1996 between the Registrant and G.S. Beckwith Gilbert.

10.38 Severance Agreement dated February 27, 1997 by the Registrant and Richard A. Sandberg.**

10.39    Amendment dated April 30, 1997 by the Registrant and Richard A.
         Sandberg.**

10.40    Security Agreement dated April 30, 1997 by the Registrant and Richard
         A. Sandberg.**

10.41 Secured Promissory Note dated April 30, 1997 by the Registrant and Richard A. Sandberg.**

10.42 Non-Compete Agreement dated September 3, 1997 by the Registrant and Vernon L. Wells.**

10.43 Severance Agreement dated September 15, 1997 by the Registrant and Robert C. Verfurth.**

10.44 Consulting and Proprietary Information and Inventions Agreement dated October 1, 1997 by the Registrant and Dr. Jeffrey L. Sklar, MD, PhD (filed herewith).

10.45    Severance Agreement dated January 27, 1998 by the Registrant and Vernon
         L. Wells (filed herewith).**

11.1     Statement re: computation of per share earnings. *

22.1 List of Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Registrant's Registration Statement No. 33-41226).

23.1     1996 Consent of Arthur Andersen LLP (incorporated by reference to
         Exhibit 23.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

23.2     1997 Consent of Arthur Andersen LLP (incorporated by reference to
         Exhibit 23.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

23.3     1998 Consent of Arthur Andersen LLP (filed herewith).

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

DATED:    March 27, 1998
                                     DIANON SYSTEMS, INC.

                                     By: /s/ KEVIN C. JOHNSON
                                         -------------------------------------
                                         Kevin C. Johnson,
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                              Capacity                        Date
---------                              --------                        ----

/s/ KEVIN C. JOHNSON            President and Chief Executive     March 27, 1998
-----------------------------   Officer and a Director
Kevin C. Johnson                (Principal Executive Officer)


/s/ DAVID R. SCHREIBER          Senior Vice President, Finance    March 27, 1998
-----------------------------   and Chief Financial Officer
David R. Schreiber              (Principal Financial Officer)


/s/ JOHN S. FANUKO              Vice President, Finance and       March 27, 1998
-----------------------------   Corporate Controller
John S. Fanuko                  (Principal Accounting Officer)


/s/ JOHN P. DAVIS               Chairman of the Board             March 27, 1998
-----------------------------
John P. Davis


/s/ G. S. BECKWITH GILBERT      Director and Chairman of the      March 27, 1998
-----------------------------   Executive Committee
G. S. Beckwith Gilbert


/s/ JAMES B. AMBERSON, MD       Director, Chief Medical           March 27, 1998
-----------------------------   Officer and Senior Vice
James B. Amberson, M.D.         President


/s/ BRUCE K. CROWTHER           Director                          March 27, 1998
-----------------------------
Bruce K. Crowther


/s/ E. TIMOTHY GEARY            Director                          March 27, 1998
-----------------------------
E. Timothy Geary


/s/ JEFFREY L. SKLAR, MD PhD    Director                          March 27, 1998
-----------------------------
Jeffrey L. Sklar, M.D., Ph.D.

                              DIANON SYSTEMS, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                    Page
                                                                    ----

Report of Independent Public Accountants                            F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996        F-3 & F-4

Consolidated Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995                                    F-5

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1997, 1996 and 1995                        F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995                                    F-7 & F-8

Notes to Consolidated Financial Statements                          F-9 to F-16


Schedules:

Report of Independent Public Accountants                            F-17

Schedule II - Valuation and Qualifying Accounts                     F-18



         All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To DIANON Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of DIANON Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DIANON Systems, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                              ARTHUR ANDERSEN LLP


Stamford, Connecticut,
February 18, 1998

                              DIANON SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS AS OF
                           DECEMBER 31, 1997 AND 1996

                                                                                  1997            1996
                                                                             ---------------- --------------
      ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                  $12,401,062    $ 7,488,590
     Accounts receivable, net of allowances of $1,292,095 and
         $1,056,920, at December 31, 1997 and 1996, respectively                  14,444,767    15,426,221
     Prepaid expenses and employee advances                                          529,887     1,189,139
     Prepaid and refundable income taxes                                                  --       329,371
     Inventory                                                                       729,658       662,567
     Deferred income taxes                                                         1,016,797       677,277
                                                                             ---------------- --------------
           Total current assets                                                   29,122,171    25,773,165
                                                                             ---------------- --------------

PROPERTY AND EQUIPMENT, at cost
     Laboratory and office equipment                                             8,489,323      12,233,989
     Leasehold improvements                                                      3,676,200       3,612,198
       Less - accumulated depreciation and amortization                          (6,057,511)    (8,606,176)
                                                                             ---------------- --------------
                                                                                 6,108,012       7,240,011
                                                                             ---------------- --------------

INTANGIBLE ASSETS, net of accumulated amortization of $3,207,570 and
     $2,991,286, at December 31, 1997 and 1996, respectively                        388,030        604,313

DEFERRED INCOME TAXES                                                               670,191        458,465

OTHER ASSETS                                                                        600,657        459,696
                                                                             ================ ==============
         TOTAL ASSETS                                                           $36,889,061    $34,535,650
                                                                             ================ ==============

                     The accompanying notes to consolidated
                    financial statements are an integral part
                            of these balance sheets.

                              DIANON SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS AS OF
                     DECEMBER 31, 1997 AND 1996 (CONTINUED)

                                                                                  1997            1996
                                                                             --------------- ---------------
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                          $ 1,540,922     $ 2,123,661
     Accrued employee compensation                                               1,631,180       1,504,430
     Accrued employee stock purchase plan                                          549,619         549,540
     Accrued income taxes payable                                                  747,564              --
     Current portion of capitalized lease obligations                               41,470          26,107
     Current portion of note payable                                                    --         650,154
     Other accrued expenses                                                      3,224,613       2,861,268
                                                                             --------------- ---------------
           Total current liabilities                                             7,735,368       7,715,160
                                                                             --------------- ---------------

LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS                                 107,449          69,611

DEFERRED INCOME TAXES                                                                   --         201,951
                                                                             --------------- ---------------
           Total liabilities                                                     7,842,817       7,986,722
                                                                             --------------- ---------------

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01 per share, 20,000,000 shares authorized,
         6,791,320 and 6,712,774 shares issued and
         outstanding at December 31, 1997 and 1996, respectively                    67,914          67,128
     Additional paid-in capital                                                 27,880,223      27,965,560
     Retained earnings (deficit)                                                 2,743,380        (554,317)
     Common stock held in treasury, at cost - 197,617 and 117,196
         shares at December 31, 1997 and 1996, respectively                     (1,645,273)       (929,443)
                                                                             --------------- ---------------
         Total stockholders' equity                                             29,046,244      26,548,928
                                                                             --------------- ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $36,889,061     $34,535,650
                                                                             =============== ===============

                     The accompanying notes to consolidated
                    financial statements are an integral part
                            of these balance sheets.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                  1997            1996            1995
                                                             --------------- --------------- ---------------
NET REVENUES                                                   $60,887,193     $55,998,995     $45,700,321

COST OF SALES                                                   31,121,507      26,897,576      20,390,742
                                                             --------------- --------------- ---------------

         GROSS PROFIT                                           29,765,686      29,101,419      25,309,579

SELLING, GENERAL, AND ADMINISTRATIVE
         EXPENSES                                               22,912,147      22,443,192      19,619,773

RESEARCH AND DEVELOPMENT EXPENSES                                1,665,735       3,157,846       5,255,032
                                                             --------------- --------------- ---------------

         INCOME FROM OPERATIONS                                  5,187,804       3,500,381         434,774

INTEREST INCOME, NET                                               522,427         306,840         181,240

                                                             --------------- --------------- ---------------
         INCOME BEFORE PROVISION FOR INCOME TAXES                5,710,231       3,807,221         616,014

PROVISION FOR INCOME TAXES                                       2,412,534       1,637,105         508,918
                                                             --------------- --------------- ---------------

         NET INCOME                                            $ 3,297,697     $ 2,170,116      $  107,096
                                                             =============== =============== ===============

         EARNINGS PER SHARE:
              BASIC                                            $       .51     $       .35      $      .02
              DILUTED                                          $       .48     $       .35      $      .02


         WEIGHTED AVERAGE SHARES OUTSTANDING:
              BASIC                                               6,430,060       6,151,061       5,542,402
              DILUTED                                             6,808,250       6,287,159       5,549,280

                     The accompanying notes to consolidated
                      financial statements are an integral
                            part of these statements.

                              DIANON SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                                          Foreign
                                                              Additional     Retained     Unrealized     Currency
                                           Common Stock         Paid-In      Earnings      Holdings     Translation
                                        Shares       Amount     Capital     (Deficit)    Gains/(Losses) Adjustment
                                     -------------------------------------------------------------------------------
BALANCE, December 31, 1994            5,296,879     $52,969  $21,591,942   ($2,831,529)      ($90,383)   ($58,938)
    Stock options exercised              14,572         146       59,286            --             --          --
    Issuance of common stock and
     warrants, net of issuance costs  1,000,000      10,000    4,976,443            --             --          --

    Common stock acquired for treasury       --          --           --            --             --          --
    Shareholder note receivable              --          --           --            --             --          --
    Stock compensation expense -
     stock options                           --          --      (18,014)           --             --          --
    Write-off of unrealized holding
     losses                                  --          --           --            --         90,383          --
    Write-off of foreign currency
     translation adjustment                  --          --           --            --             --      58,938
    Net income                               --          --           --       107,096             --          --
                                     -------------------------------------------------------------------------------
BALANCE, December 31, 1995            6,311,451      63,115   26,609,657    (2,724,433)            --          --
    Stock options exercised              23,621         236      107,476            --             --          --
    Exercise of warrants, net of
     exercise costs                     377,702       3,777    1,536,540            --             --          --
    Common stock acquired for treasury       --          --           --            --             --          --
    Extinguishment of shareholder
     note receivable                         --          --     (296,000)           --             --          --
    Stock compensation expense -
     stock options                           --          --        7,887            --             --          --
    Net income                               --          --           --     2,170,116             --          --
                                     -------------------------------------------------------------------------------
BALANCE, December 31, 1996            6,712,774      67,128   27,965,560     ( 554,317)
    Stock options exercised              51,764         518      248,498            --             --          --
    Employee stock purchase plan             --          --     (564,822)           --             --          --
    Stock grants                         26,782         268      230,987            --             --          --
    Common stock acquired for treasury       --          --           --            --             --          --
    Net income                               --          --           --     3,297,697             --          --
                                     -------------------------------------------------------------------------------
BALANCE, December 31, 1997            6,791,320     $67,914  $27,880,223    $2,743,380    $        --    $     --
                                     ===============================================================================

[TABLE CONTINUED ON THE FOLLOWING PAGE F-6B]

                     The accompanying notes to consolidated
                      financial statements are an integral
                            part of these statements.


                                      F-6A

[TABLE CONTINUED FROM PAGE F-6A]

                                           Common Stock        Shareholder
                                       Acquired for Treasury   Note
                                         Shares     Amount     Receivable      Total
                                     ---------------------------------------------------
BALANCE, December 31, 1994                   --   $      --   $       --    $18,664,061
    Stock options exercised                  --          --           --         59,432
    Issuance of common stock and
     warrants, net of issuance costs         --          --           --      4,986,443

    Common stock acquired for treasury  (50,000)    (200,000)         --       (200,000)
    Shareholder note receivable              --          --     (296,000)      (296,000)
    Stock compensation expense -
     stock options                           --          --           --        (18,014)
    Write-off of unrealized holding
     losses                                  --          --           --         90,383
    Write-off of foreign currency
     translation adjustment                  --          --           --         58,938
    Net income                               --          --           --        107,096
                                     ---------------------------------------------------
BALANCE, December 31, 1995              (50,000)    (200,000)   (296,000)    23,452,339
    Stock options exercised                  --          --           --        107,712
    Exercise of warrants, net of
     exercise costs                     422,298    2,478,889          --      4,019,206
    Common stock acquired for treasury (489,494)  (3,208,332)         --     (3,208,332)
    Extinguishment of shareholder
     note receivable                         --          --      296,000             --
    Stock compensation expense -
     stock options                           --          --           --          7,887
    Net income                               --          --           --      2,170,116
                                     ---------------------------------------------------
BALANCE, December 31, 1996             (117,196)   (929,443)          --     26,548,928
    Stock options exercised                  --          --           --        249,016
    Employee stock purchase plan        146,579    1,220,200          --        655,378
    Stock grants                             --          --           --        231,255
    Common stock acquired for treasury (227,000)  (1,936,030)         --     (1,936,030)
    Net income                               --          --           --      3,297,697
                                     ---------------------------------------------------
BALANCE, December 31, 1997             (197,617)  ($1,645,273)  $     --    $29,046,244
                                     ===================================================

                     The accompanying notes to consolidated
                      financial statements are an integral
                            part of these statements.


                                      F-6B

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                   1997            1996            1995
                                                              --------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                   $3,297,697      $2,170,116     $   107,096
Adjustments to reconcile net income to net cash provided
    by (used in) operations -
    Non-cash charges
      Depreciation and amortization                               3,109,515       2,463,325       2,758,611
      Stock compensation expense                                    231,255           7,887         (18,014)
      Loss on disposal of fixed assets                               55,241          27,240          56,266
      Investment write-down                                              --          61,846         529,625
      Deferred tax provision                                       (753,197)       (168,539)        (97,211)
Changes in other current assets and liabilities
    Decrease (increase) in accounts receivable                      981,454      (5,772,250)      1,345,427
    Decrease (increase) in prepaid expenses and
      employee advances                                             988,623        (278,127)       (147,728)
    (Increase) decrease in inventory                                (67,091)       (108,169)        158,643
    (Increase) in other assets                                     (160,853)       (320,176)        (29,075)
    Increase in accounts payable and other accrued
      liabilities                                                   646,762       1,740,665       1,424,496
                                                              --------------- --------------- ---------------
      Net cash provided by (used in) operating activities         8,329,406        (176,182)      6,088,136
                                                              --------------- --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                         (1,860,646)     (3,431,895)     (2,290,720)
    Proceeds from the sale of stock held for investment               9,064          73,661          14,867
    Proceeds from the sale of fixed assets                            7,060           7,500          10,040
                                                              --------------- --------------- ---------------
      Net cash (used in) investing activities                    (1,844,522)     (3,350,734)     (2,265,813)
                                                              --------------- --------------- ---------------

                     The accompanying notes to consolidated
                      financial statements are an integral
                            part of these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)

                                                                   1997            1996            1995
                                                              --------------- --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments of note payable                                 $   (650,154)   $   (916,150)  $   (862,446)
    Net borrowings (repayments) of capitalized lease
      obligations                                                   109,378          22,839        (53,614)
    Net proceeds from issuance of common stock
      and warrants                                                       --              --       4,690,443
    Net proceeds from exercise of warrants                               --       4,019,206              --
    Purchase of common stock held in treasury                    (1,936,030)     (3,208,332)       (200,000)
    Exercise of stock options                                       249,016         107,712          59,432
    Employee stock purchase plan                                    655,378              --              --
                                                              --------------- --------------- ---------------
      Net cash (used in) provided by financing activities        (1,572,412)         25,275       3,633,815
                                                              --------------- --------------- ---------------

      Net increase (decrease) in cash and cash equivalents        4,912,472      (3,501,641)      7,456,138

CASH AND CASH EQUIVALENTS,
    beginning of year                                             7,488,590      10,990,231       3,534,093
                                                              --------------- --------------- ---------------

CASH AND CASH EQUIVALENTS,
    end of year                                               $12,401,062       $ 7,488,590     $10,990,231
                                                              =============== =============== ===============



                                                                   1997            1996            1995
                                                              --------------- --------------- ---------------
SUPPLEMENTAL CASH FLOWS DISCLOSURES:

    Cash paid during the year:
      Interest                                                  $    27,416     $    77,782    $    135,644
      Income taxes                                                2,171,422       1,712,200         588,149

                     The accompanying notes to consolidated
                      financial statements are an integral
                            part of these statements.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      THE COMPANY

         DIANON Systems, Inc. (the "Company") provides a full line of anatomic pathology testing services, as well as a number of genetic and clinical chemistry testing services to patients, physicians and managed care organizations throughout the United States. A significant portion of the services provided by the Company are paid for by either the patients' Medicare or private medical insurance carriers. The remaining services are generally paid for by patients, physicians or hospitals directly.

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

Cash and Cash Equivalents -

         The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1997 and 1996, the Company had approximately $12 million and $6 million, respectively, invested in short-term U.S. treasury funds with maturities of less than three months. The carrying amount of the cash equivalents approximates its fair value due to the relatively short period to maturity of these instruments. Interest income per the consolidated statements of operations is presented net of interest expense of $26,869, $77,466 and $136,113 for 1997, 1996 and 1995,
respectively.

Inventory -

         Inventory consists primarily of bulk reagents, specimen collection kits and devices. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Intangible Assets -

         Intangible assets are amortized on a straight-line basis over the respective economic life as follows:


                                 Years
                                 -----

                    Unamortized customer lists       7
                    Noncompete agreement             5

         The Company periodically reviews the anticipated revenues related to intangible assets to determine whether any adjustment to their carrying value is necessary. During 1996, the Company recorded an accelerated amortization charge of approximately $44,000, based on the Company's revised estimate of future benefits from a customer list.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition -

         Revenues are recognized in the period in which services are provided. Revenues subject to Medicare, direct physician and hospital billing are based on fixed reimbursement fee schedules. All remaining revenues subject to third-party reimbursement are recorded at estimated reimbursable amounts based on Uniform Customary Charges. Such estimates are revised periodically based upon the Company's actual reimbursement experience.

Depreciation and Amortization -

         Laboratory and office equipment is depreciated using the straight-line method over a useful life of two to seven years. Leasehold improvements are amortized over the shorter of their economic useful life or the remaining life of the lease.

Research and Development -

         Research and development costs are charged to expense as incurred.

Income Taxes -

         The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using presently enacted tax rates and regulations.

Earnings Per Share -

         In 1997, the Company has adopted Statement of Financial Accounting Standards No. 128 "Earning per share," effective December 15, 1997. Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Reported earnings per share for all prior periods have been restated.

Below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                   1997               1996             1995
                                                                   ----               ----             ----
BASIC EARNING PER SHARE
Weighted-average number of common shares outstanding               6,430,060         6,151,061        5,542,402

DILUTED EFFECT OF:
Stock options / ESPP                                                 378,190           136,098            6,878
                                                               --------------     -------------    -------------

DILUTED EARNINGS PER SHARE
Weighted-average number of common shares outstanding               6,808,250         6,287,159        5,549,280
                                                               ==============     =============    =============

NET INCOME                                                        $3,297,697        $2,170,116         $107,096
                                                               ==============     =============    =============

BASIC EARNINGS PER SHARE                                               $0.51             $0.35            $0.02
                                                               ==============     =============    =============

DILUTED EARNINGS PER SHARE                                             $0.48             $0.35            $0.02
                                                               ==============     =============    =============

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Options to purchase 291,556 shares of common stock at prices ranging from $8.75 and $12.25 per share were outstanding as of December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

Foreign Currency Translation -

         In 1995, the Company charged to income the Germany currency translation adjustment of $160,567 due to management's decision to discontinue European based operations.

Reclassifications -

         Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year presentation.

(3)      INCOME TAXES

    The income tax provisions for the years ended December 31, 1997, 1996 and 1995 consist of the following:

                                                               Year Ended December 31
                                                     -------------------------------------------
                                                          1997            1996         1995
                                                     ---------------- ------------- ------------
Current
    Federal                                              $2,444,187    $1,387,967     $461,361
    State                                                   721,544       446,091      152,593
                                                     ---------------- ------------- ------------
         Total Current                                    3,165,731     1,834,058      613,954
                                                     ---------------- ------------- ------------
Deferred
    Federal                                                (598,785)     (152,112)     (33,532)
    State                                                  (154,412)      (44,841)     (71,504)
                                                     ---------------- ------------- ------------
         Total Deferred                                    (753,197)     (196,953)    (105,036)
                                                     ---------------- ------------- ------------

Total provision for income taxes                         $2,412,534     $1,637,105     $508,918
                                                     ================ ============= ============


    The reasons for the differences between the statutory and effective rates are as follows:

                                                                  Year Ended December 31
                                                         ------------------------------------------
                                                             1997          1996          1995
                                                         -------------- ------------ --------------
Statutory federal income tax rate                              34.0%        34.0%          34.0%
State taxes, net of federal tax benefit                         6.6          7.0            8.7
Utilization of research & development credits                    --           --           (5.7)
Utilization of AMT credit                                        --           --           (4.6)
Non-deductible expenses                                         1.3          2.9            9.6
Non-deductible write-down of investment in stock                (.1)          .7           37.5
Other                                                            .4         (1.6)           3.1
                                                         ============== ============ ==============
                                                               42.2%        43.0%          82.6%
                                                         ============== ============ ==============

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The net deferred tax asset is a result of the following temporary differences:

                                                                      Year Ended December 31
                                                            -------------------------------------------
                                                                1997           1996           1995
                                                            -------------- -------------- -------------
Allowance for bad debts                                         $520,986       $428,761      $316,090
Accrued expense                                                  417,457         (4,395)       19,982
Depreciation                                                     416,824         95,067       (62,256)
Compensation not currently recognized for tax reporting          215,103        180,126       213,100
International restructuring reserve                               72,835        196,417       188,415
Amortization                                                      43,783         37,264        22,441
Other                                                                 --            550        67,480
                                                            ============== ============== =============
                                                               $1,686,988      $933,790      $765,252
                                                            ============== ============== =============

         During 1996 and 1995, the Company recorded a capital write-down of $61,846 and $529,625, respectively, for which a tax benefit has not been recognized, $9,064 of that write-down was subsequently recovered in 1997.

(4)      LEASE OBLIGATIONS

         Included in property and equipment at December 31, 1997 and 1996 is laboratory and office equipment held under capitalized leases as follows:

                                                      1997          1996
                                                      ----          ----
      Property and equipment                        $278,645      $752,240
      Less - accumulated depreciation                (135,181)     (660,312)
                                                  ============= =============
                                                     $143,464     $  91,928
                                                  ============= =============

         The future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments at December 31, 1997 are:

                                                         Capital     Operating
                                                          Leases       Leases
                                                          ------       ------

   1998                                                 $  52,468    $  882,405
   1999                                                    38,302       798,073
   2000                                                    34,440       797,126
   2001                                                    34,440       730,695
   2002                                                    15,756       710,775
   Thereafter                                                  --       296,156
                                                       -------------------------
   Minimum lease payments                                 175,406    $4,215,230
                                                                   =============
   Less - amount representing interest                     26,487
                                                       -----------
   Present value of total minimum lease payments         $148,919
                                                       ===========

         Total rental expense relating to operating leases for the years ended December 31, 1997, 1996, and 1995 was $997,869, $1,041,127 and $864,549,
respectively.

         The Company leases office and laboratory space at two facilities in Stratford, Connecticut. One lease expires in May 2003 and contains an option to renew for up to three years and the other is on a year-to-year basis. The annual rent on these leases will be increased by a pro rata portion of the increase in real estate taxes and the increase in common area maintenance.

         The Company also leases four regional sales offices located in Florida, North Carolina, Texas and Ohio. The terms of the leases range from one to three years.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In March 1996, the Company executed a lease for a laboratory facility in Wilmington, Ohio with a five-year term commencing April 1, 1996 and a renewal option for five additional terms of three years each.

         Subsequent to year-end in connection with an acquisition (see Note 14), the Company entered into a lease for an office and laboratory facility in Tampa, Florida for a five-year term commencing January 31, 1998 with an option to renew for an additional five-year period. In addition, the Company assumed leases for four branch offices in Florida with remaining terms of up to two years.

(5)      STOCK-BASED COMPENSATION PLANS

          In June 1991, the Company adopted the 1991 Stock Incentive Plan which provides for up to 400,000 shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), to be reserved for potential future issuance of stock options or awards. This plan is the successor to the Company's previous plan which expired. In June 1994, the Company offered certain officers and key employees the opportunity to revise the terms of their original stock options issued in 1991, 1992 and 1993; all such revisions are reflected in the information presented below. As of December 31, 1997, 12,213 shares of Common Stock are available under the 1991 Stock Incentive Plan for future issuance. The majority of the options vest 40% in the second year after grant and 20% each year thereafter and expire ten years from the original grant date.

          In October 1996, the Company's shareholders approved the Company's adoption of the 1996 Stock Incentive Plan, which provides for up to 700,000 shares of Common Stock to be reserved for potential future issuance of stock options or awards. This plan is the successor to the 1991 Stock Incentive Plan for which only a limited number of shares of Common Stock remain available for grants. As of December 31, 1997, 198,514 shares of Common Stock are available under the 1996 Stock Incentive Plan. The majority of options issued to officers and key employees of the Company vest at a rate of 40% in the second year after grant and 20% per year thereafter or 40% in the third year after grant and 20% per year thereafter and expire ten years from the original date of grant. The majority of options issued to directors vest at a rate of 10% per quarter and expire ten years from the original date of grant.

         The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with the Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                      1997          1996         1995
                                                      ----          ----         ----
Net Income:                       As Reported      $3,297,697    $2,170,116    $107,096
                                  Pro Forma        $2,703,542    $1,586,169     $11,403
Basic earnings per share:         As Reported         $.51          $.35         $.02
                                  Pro Forma           $.42          $.26         $.00
Diluted earnings per share:       As Reported         $.48          $.35         $.02
                                  Pro Forma           $.40          $.25         $.00


                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For purposes of the pro forma information above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively,: risk-free interest rates of 6.52, 6.67 and
6.78 percent; expected lives of 8.6 for 1997 and 8.1 years for 1996 and 1995; expected volatility of 74 percent for 1997 and 80 percent for 1996 and 1995. A summary of the status of the Company's two fixed stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                     -------------------------- ------------------------- --------------------------
                                               1997                       1996                      1995
                                     -------------------------- ------------------------- --------------------------
                                                    WEIGHTED                  WEIGHTED                  WEIGHTED
                                                    AVERAGE                   AVERAGE                    AVERAGE
                                                    EXERCISE                  EXERCISE                  EXERCISE
FIXED OPTIONS                          SHARES        PRICE        SHARES       PRICE        SHARES        PRICE
-------------                          ------        -----        ------       -----        ------        -----
Outstanding at beginning of  year      597,676       $6.00       397,153       $5.42        298,736       $5.89
Granted                                338,351        8.61       296,550        6.43        197,409       5.26
Exercised                               (51,764)      4.81        (23,621)      4.56         (4,688)      4.08
Forfeited / cancelled                  (102,805)      5.65        (72,406)      5.06        (94,304)      6.78
                                       ---------                  --------                  --------
Outstanding at end of year              781,458       7.24        597,676       6.00        397,153       5.42
                                        --------                  --------                  --------
Options exercisable at year-end          152,218      6.24        120,512       6.35         93,440       6.73
Weighted-average fair value of
   options granted                      $6.82                     $5.19                        $4.25
                                     ------------ ------------- ----------- ------------- ----------- --------------


         The table below contains information with respect to the 781,458 options outstanding for the Company's 1991 and 1996 Stock Incentive Plan as of December 31, 1997:

                                EXERCISE PRICE                                          EXERCISABLE OPTIONS
                     --------------------------------------                    --------------------------------------
                                                                                                       WEIGHTED
      OPTIONS                                WEIGHTED           REMAINING                               AVERAGE
    OUTSTANDING            RANGE             AVERAGE        CONTRACTUAL LIFE        OPTIONS         EXERCISE PRICE
    -----------            -----             -------        ----------------        -------         --------------
      175,594          $4.13 - $6.00          $4.91                5.8              105,936             $4.76
      570,152          $6.01 - $9.00          $7.75                9.4              12,928              $6.92
      35,712          $9.01 - $10.75          $10.59               2.9              33,354              $10.68


         In addition to the disclosures above related to options granted under the Company's 1991 Stock Incentive Plan and 1996 Stock Incentive Plan, the disclosure that follows relates to options granted pursuant to employment agreements or otherwise not under such plans.

         In January 1995, the Chief Executive Officer of the Company resigned his employment with the Company. As part of the severance agreement, stock options to purchase 69,916 shares of Common Stock at prices ranging from $4.56 to $10.75 were canceled and stock options to purchase 116,084 shares of Common Stock were amended to set their exercise price at $5.25. These amended options have fully vested as of December 31, 1997 and remain outstanding.

         In July 1995, the Company adopted the DIANON Systems, Inc. Employee Stock Purchase Plan (the "ESPP" or "Plan") as described in Section 423 of the Internal Revenue Code. The Plan provides for the sale of not more than 300,000 shares of Common Stock, subject to adjustments in the event of stock splits and other changes in capitalization. The Plan provides that all shares issued pursuant to the Plan be treasury shares acquired by the Company in open market transactions and that no shares issued will be authorized but unissued Common Stock. Commencing on August 15, 1995, the Company offered the ESPP to eligible employees as defined by the Plan at a purchase price equal to the lesser of 85% of the market price at the date of grant or 85% of the market price at the date of purchase or as otherwise defined in the grant offering.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In May 1996, the Company granted an officer options to purchase 200,000 shares of Common Stock at $5.69 per share pursuant to the terms of an employee agreement. These options vest 40% in May 1998 and 20% over each year thereafter.

         In October 1996, the Company granted options to purchase 10,000 shares of Common Stock at $7.13 per share to an outside director of the Company, in replacement of options issued in June 1993. These options vested immediately and expire ten years from the date of grant.

         In January 1997, the Company purchased 89,000 shares of Common Stock from the then Chairman of the Board, at the current market price of $8.50 per share.

(6)      RELATED PARTIES

         The Company pays a stockholder, who is also Chairman Emeritus, and who was a director until January 1995, a royalty of 6% of revenue on sales of certain technology covered by a license agreement. In addition, the Company provides this stockholder with certain insurance benefits, the use of an automobile and the reimbursement of expenses incident to his performance as a consultant to the Company. The Company paid licensing and royalty fees to this stockholder of approximately $42,000, $79,000 and $122,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

         In 1995, the Company entered into a three-year research and development agreement with Brigham & Women's Hospital, Inc. The agreement required the Company to make quarterly payments of $30,000 in exchange for an option to obtain rights in certain existing inventions as well as inventions developed during the course of the research in the areas of cancer detection and diagnosis. The research was to be conducted by a director of the Company. The Company paid $60,000, $120,000 and $60,000 under this agreement in 1997, 1996 and 1995, respectively. The Company terminated this agreement effective as of June 30, 1997 and has made all required payments as of December 31, 1997. In addition, the Company made payments to Brigham & Women's Hospital, Inc. of $30,000 in each of 1996 and 1995 for consulting services.

         Pursuant to his employment agreement, the President of the Company received a loan in 1996 totaling $150,000 which bears interest at 5.9%, payable annually, and is repayable upon termination with the Company. In addition, the loan principal will be forgiven at a rate of $2,500 per month over the period January 1998 through December 2002 if the President continues to be employed by the Company.

         In the fourth quarter 1997, the Company entered into a one-year consulting and proprietary information and inventions agreement with Dr. Jeffrey
L. Sklar, a director of the Company. The agreement requires the Company to make quarterly payments at the beginning of each quarter for $5,000 in exchange for delivery of services for molecular diagnosis. The Company paid $5,000 under this agreement in 1997.

         See also Note 13.

(7)      RESTRUCTURING COSTS

         In 1995, the Company provided for a reserve of $279,000 due to management's decision to discontinue European based operations, of which approximately $20,000 remains. The Company is in the final process of liquidating the European based operations and plans to complete the liquidation process during 1998.

(8)      COMMITMENTS

         The Company is involved in certain legal matters which periodically arise in the normal course of business. Management believes that the outcome of these legal matters will not have a material adverse effect on the financial position and results of operations of the Company.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)       EMPLOYEE BENEFIT PLAN

         The Company established a 401(k) employee benefit plan pursuant to which participants receive certain benefits upon retirement, death or termination of employment. The Company is required to contribute amounts equal to 20% of the contributions made by employees up to 1% of their total annual salary (subject to tax code limits). The Company contributed approximately $105,000, $88,000 and $67,000 to the plan during 1997, 1996 and 1995, respectively. The Company offers no other post-retirement benefits or post-employment benefits to its employees.

(10)     INVESTMENT IN COMMON STOCK AND WARRANTS

         During 1995, the Company recorded charges of $530,000 to write-down the investment in common stock of a publicly traded company as the loss in value was deemed other than temporary. During 1996, a similar charge of $62,000 was recorded to completely write-off the investment.

(11)     RIGHTS AGREEMENT

         On April 29, 1994, the Board of Directors of DIANON Systems, Inc. declared a dividend distribution of one Right for each outstanding share of Common Stock, par value $.01 per share, of the Company to stockholders of record on May 10, 1994. Each Right entitles the registered holder to purchase from the Company a unit ("Unit") consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company, at a price of $20 per Unit, subject to adjustment, upon change of control in the Company, as defined in the rights agreement.

(12)     SEVERANCE COSTS

         The Company recorded charges of approximately $324,000, $148,000 and $595,000 during 1997, 1996 and 1995, respectively, for severance costs as a result of streamlining its operations and of the resignation of certain officers of the Company. The remaining reserve as of December 31, 1997 is approximately $218,000.

(13)     PRIVATE PLACEMENT

         On October 5, 1995, the Company completed a $5,612,000 private placement with an investor for one million shares of Common Stock and a two-year warrant for 800,000 shares exercisable at $6.00 per share of Common Stock (except as otherwise described below). The Company received cash of $5,316,000 and a two-year promissory note for $296,000 bearing 7% interest, which note was classified as a reduction to additional paid-in capital. Some or all of the warrants could be exercised at a price of $5.00 at any time on or before October 31, 1996. Upon such election the Company would be required to extinguish as an adjustment to the purchase price paid for such warrants, for each such warrant for which such election has been made, $0.37 of the principal amount of the note upon payment of the interest due on such extinguished amount for the outstanding period. If the warrants for 800,000 shares were all exercised on or before October 31, 1996, the two year promissory note for $296,000 would be fully extinguished. On August 20, 1996, the Company's Board of Directors approved an amendment to the terms of the warrants to extend from October 4, 1996 to October 31, 1996, the date through which the warrants could be exercised at $5.00 per share. The amendment was approved in connection with the scheduling of the Company's Annual Meeting for October 24, 1996 to enable voting at such meeting on the Company's agreement to enable the investor to vote shares of the Company's common stock owned by such investor and certain affiliates representing up to 20% of the total voting power of the Company's voting securities outstanding from time to time to be completed prior to the expiration of the $5.00 per share exercise price. The Company's agreement was approved at the Company's Annual Meeting on October 24, 1996. On October 29, 1996, the investor exercised warrants for all 800,000 shares and in exchange for the payment of approximately $4.0 million in cash representing the aggregate exercise price of such warrants and interest on the principal amount of the two-year promissory note for the outstanding period, the Company issued to the investor 800,000 shares of its Common Stock and fully extinguished and cancelled the promissory note.

(14)     SUBSEQUENT EVENT

         On February 1, 1998, the Company acquired certain assets of a pathology laboratory located in Tampa, Florida and the acquisition will be accounted for pursuant to the purchase method of accounting.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To DIANON Systems, Inc.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of DIANON Systems, Inc. and subsidiary companies included in this Form 10-K and have issued our report thereon dated February 18, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                              ARTHUR ANDERSEN LLP



Stamford, Connecticut
February 18, 1998

                              DIANON SYSTEMS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                        Balance at
                                                       Beginning of     Provision for       Charges to     Balance at End
                                                           Year           Allowance         Allowance          of Year
                                                      ---------------- ----------------- ----------------- ----------------
For the year ended December 31, 1995:
    Allowance for bad debts                               $  735,250         $  51,670     $          --       $  786,920
    Domestic restructuring reserve                            37,748                --            33,191            4,557
    International restructuring reserve                       62,702           118,000            18,661          162,041
    Non-deductible write-down of investment
         in stock                                                 --           529,625                --          529,625

For the year ended December 31, 1996:
    Allowance for bad debts                                  786,920           270,000                --        1,056,920
    Domestic restructuring reserve                             4,557                --             4,557               --
    International restructuring reserve                      162,041                --             6,566          155,475
    Non-deductible write-down of investment
         in stock                                            529,625                --           529,625               --

For the year ended December 31, 1997:
    Allowance for bad debts                                1,056,920           300,294            65,119        1,292,095
    International restructuring reserve                      155,475                --           135,404           20,071


                                  EXHIBIT INDEX
                                  -------------


Exhibit
Document
No.                                   Reference
---                                   ---------

3.1 Restated Certificate of Incorporation of the Company, as amended through June 12, 1991 (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement No. 33-41226).

3.2 Restated By-Laws of the Company, as amended through October 24, 1996 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement No. 333-18817).

3.3 Restated By-Laws of the Company, as amended through February 2, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement No. 333-18817).

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

Exhibit
Document
No.                              Reference
---                              ---------

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

10.23 Severance Agreement, dated September 27, 1996, by the Registrant and Carl R. Iberger (incorporated by reference to Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

10.24 Employment Agreement, dated September 30,1996, by the Registrant and David R. Schreiber (incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

10.25 Employment Agreement, dated November 18, 1996, by the registrant and Steven T. Clayton.**

10.26 Severance Agreement dated November 18, 1996, by the registrant and Daniel J. Cronin, III.**

10.27 Amendment dated as of October 4, 1995 to Rights Agreement dated as of April 29, 1994 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit No. 1 to the Registrant's Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission on November 8, 1995).

10.28 1996 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Statement on Schedule 14A filed with the Securities and Exchange Commission on September 23, 1996).**

10.29 Stock and Warrant Purchase Agreement, dated as of October 4, 1995, among the Gilbert Family Trust, the G.S. Beckwith Gilbert I.R.A. Contributory Account, G.S. Beckwith Gilbert and the Registrant.

10.30 Registration Rights Agreement, dated as of October 4, 1995, among the Gilbert Family Trust, the G.S. Beckwith Gilbert I.R.A. Contributory Account, G.S. Beckwith Gilbert and the Registrant.

10.31 Warrant No. 1, dated as of October 4, 1995, by the Registrant in favor of G.S. Beckwith.

10.32 Promissory Note, dated October 4, 1995, by G.S. Beckwith Gilbert in favor of the Registrant.

10.33 Stock Option Grant dated October 24, 1996 by the Registrant to Andre de Bruin.**

10.34    Stock Option Grant dated November 4, 1996 by the Registrant to Jeffrey
         M. Sklar, M.D.**

10.35 Loan Agreement dated December 3, 1996 by the Registrant to Kevin C. Johnson).**

10.36    Form of standard Stock Option Grant for outside directors.**

Exhibit
Document
No.                                   Reference
---                                   ---------

10.37 Amendment to Warrant Certificate No. W-1 dated as of October 2, 1996 between the Registrant and G.S. Beckwith Gilbert.

10.38 Severance Agreement dated February 27, 1997 by the Registrant and Richard A. Sandberg.**

10.39    Amendment dated April 30, 1997 by the Registrant and Richard A.
         Sandberg.**

10.40    Security Agreement dated April 30, 1997 by the Registrant and Richard
         A. Sandberg.**

10.41 Secured Promissory Note dated April 30, 1997 by the Registrant and Richard A. Sandberg.**

10.42 Non-Compete Agreement dated September 3, 1997 by the Registrant and Vernon L. Wells.**

10.43 Severance Agreement dated September 15, 1997 by the Registrant and Robert C. Verfurth.**

10.44 Consulting and Proprietary Information and Inventions Agreement dated October 1, 1997 by the Registrant and Dr. Jeffrey L. Sklar, MD, PhD (filed herewith).

10.45    Severance Agreement dated January 27, 1998 by the Registrant and Vernon
         L. Wells (filed herewith).**

11.1     Statement re: computation of per share earnings. *

22.1 List of Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Registrant's Registration Statement No. 33-41226).

23.1     1996 Consent of Arthur Andersen LLP (incorporated by reference to
         Exhibit 23.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

23.2     1997 Consent of Arthur Andersen LLP (incorporated by reference to
         Exhibit 23.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

23.3     1998 Consent of Arthur Andersen LLP (filed herewith).

27.1     Financial Data Schedule.


--------------

         *        Not applicable or contained elsewhere herein.
         ** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to
                  Item 14(c) of this report.