Form 10-Q
period 1998-03-31
DIANON SYSTEMS INC
filed 1998-05-12
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

                                                Yes [X]    No [ ]


The number of shares of Issuer's Common Stock, $.01 par value, outstanding on May 6, 1998 was 6,723,644 shares.

                              DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX


Part I   FINANCIAL INFORMATION                                    PAGE NO.
------   ---------------------                                    --------

Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of March 31,              3
            1998 and December 31, 1997.

            Consolidated Statements of Operations                    4
            for the three months ended
            March 31, 1998 and 1997.

            Consolidated Statements of Stockholders'                 5
            Equity for the twelve months ended
            December 31, 1997 and the three months
            ended March 31, 1998.

            Consolidated Statements of Cash Flows for                6
            the three months ended
            March 31, 1998 and 1997.

            Notes to Consolidated Financial Statements               7-8

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS            9-11


Part II   OTHER INFORMATION
-------   -----------------

Item 6.     EXHIBITS AND REPORTS ON  FORM 8-K                        12

Signatures                                                           13

                              DIANON SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,         DECEMBER 31,
                                                                                 1998                1997
                                                                           ------------------ -------------------
                                                                              (UNAUDITED)
      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $ 9,971,002        $ 12,401,062
     Accounts receivable, net of allowances of $1,311,322
       and $1,292,095, respectively                                              16,056,795          14,444,767
     Prepaid expenses and employee advances                                       1,062,959             529,887
     Inventory                                                                      717,773             729,658
     Deferred income tax asset                                                    1,148,497           1,016,797
                                                                           ------------------ -------------------
              Total current assets                                               28,957,026          29,122,171
                                                                           ------------------ -------------------
PROPERTY AND EQUIPMENT, at cost
     Laboratory and office equipment                                              9,034,012           8,489,323
     Leasehold improvements                                                       3,676,200           3,676,200
       Less - accumulated depreciation and amortization                                              (6,057,511)
                                                                                 (6,728,293)
                                                                           ------------------ -------------------
                                                                                  5,981,919           6,108,012
                                                                           ------------------ -------------------

INTANGIBLE ASSETS, net of accumulated amortization of
     $3,267,627 and $3,207,569 respectively                                         541,902             388,030
DEFERRED INCOME TAX ASSET                                                           670,191             670,191
OTHER ASSETS                                                                        540,951             600,657
                                                                           ================== ===================
         TOTAL ASSETS                                                            $36,691,989        $36,889,061
                                                                           ================== ===================

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                              $ 884,028        $ 1,540,922
     Accrued employee compensation                                                   837,553          1,631,180
     Accrued employee stock purchase plan                                            481,955            549,619
     Accrued income taxes payable                                                    247,397            747,564
     Current portion of capitalized lease obligations                                 35,189             41,470
     Other accrued expenses                                                        3,901,719          3,224,613
                                                                           ------------------ -------------------
           Total current liabilities                                               6,387,841          7,735,368
LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS                                  111,345             107,449
                                                                           ------------------ -------------------
           TOTAL LIABILITIES                                                      6,499,186           7,842,817
                                                                           ------------------ -------------------
STOCKHOLDERS' EQUITY
     Common stock, par value $.01 per share, 20,000,000
       shares authorized, 6,833,083 and 6,791,320 shares
       issued and outstanding at March 31, 1998 and
       December 31, 1997, respectively                                               68,331              67,914
     Additional paid-in capital                                                  28,049,196          27,880,223
     Accumulated earnings                                                         3,483,120           2,743,380
     Common stock held in treasury, at cost - 169,099 and
       197,617 shares at March 31, 1998 and December 31,
       1997, respectively                                                        (1,407,844)         (1,645,273)
                                                                           ------------------ -------------------
         TOTAL STOCKHOLDERS' EQUITY                                              30,192,803          29,046,244
                                                                           ================== ===================
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $36,691,989         $36,889,061
                                                                           ================== ===================

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                1998              1997
                                                                                ----              ----
NET REVENUES                                                                $15,081,473       $15,601,155

COST OF SALES                                                                 8,459,027         7,872,499
                                                                            -----------       -----------

    GROSS PROFIT                                                              6,622,446         7,728,656

SELLING, GENERAL AND
    ADMINISTRATIVE  EXPENSES                                                  5,341,554         6,217,482

RESEARCH AND DEVELOPMENT
    EXPENSES                                                                    165,364           507,705
                                                                            -----------       -----------

    INCOME  FROM OPERATIONS                                                   1,115,528         1,003,469

INTEREST INCOME, NET                                                            182,260            81,087
                                                                              ---------         ---------
    INCOME BEFORE PROVISION FOR INCOME TAXES                                  1,297,788         1,084,556

PROVISION FOR INCOME TAXES                                                      558,048           466,359
                                                                            -----------       -----------

    NET INCOME                                                              $   739,740        $  618,197
                                                                            ===========        ==========

    EARNINGS PER SHARE:
           BASIC                                                            $       .11        $      .10
           DILUTED                                                          $       .11        $      .09

      WEIGHTED AVERAGE SHARES OUTSTANDING:
           BASIC                                                              6,624,120         6,391,093
           DILUTED                                                            6,978,126         6,772,036

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AND
                      THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                                       Additional                      Common Stock
                                     Common Stock       Paid-In       Retained     Acquired for Treasury
                                                        Capital       Earnings             Shares
                                  Shares      Amount                  (Deficit)            Amount              Total
                              ------------- ---------- ------------- ------------- ------------------------ ------------
BALANCE, December 31, 1996       6,712,774     $67,128  $27,965,560     ($554,317)   (117,196)   ($929,443)  $26,548,928
       Stock options exercised      51,764         518      248,498            --          --           --       249,016
       Employee stock purchase
        plan                            --          --     (564,822)           --     146,579    1,220,200       655,378
       Stock grants                 26,782         268      230,987            --          --           --       231,255
       Common stock acquired
        for treasury                    --          --           --            --    (227,000)  (1,936,030)   (1,936,030)
       Net income                       --          --           --     3,297,697          --           --     3,297,697
                               ------------ ----------- ------------ ------------- ----------- ------------ -------------
BALANCE, December 31, 1997       6,791,320      67,914   27,880,223     2,743,380    (197,617)  (1,645,273)   29,046,244
       Stock options exercised      25,738         257      119,868            --          --           --       120,125
       Employee stock purchase
        plan                                               (106,978)           --      28,518      237,429       130,451
       Stock grants                 16,025         160      156,083            --          --           --       156,243
       Net income                       --          --           --       739,740          --           --       739,740
                               ------------ ----------- ------------ ------------- ----------- ------------ -------------
BALANCE, March 31, 1998          6,833,083     $68,331  $28,049,196    $3,483,120    (169,099) ($1,407,844)  $30,192,803
                               ============ =========== ============ ============= =========== ============ =============



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                 MARCH 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                    1998               1997
                                                                    -------------       ------------
    Net income                                                        $739,740           $ 618,197
Adjustments to reconcile net income to net
    cash provided by (used in) operations -
    Non-cash charges
      Depreciation and amortization                                    730,840             657,927
      Provision for bad debts                                          300,000                --
      Stock compensation expense                                       156,243                --
      Loss on the disposal of fixed assets                                --                28,378
Changes in other current assets and liabilities
    (Increase) decrease in accounts receivable                      (1,615,863)          2,060,053
    (Increase) decrease in prepaid expenses
      and employee advances                                           (506,429)            444,375
    Decrease in inventory                                               51,832              58,208
    Decrease in other assets                                            69,711              28,417
    (Decrease) increase  in accounts payable and
      accrued liabilities                                           (1,824,308)            499,213
                                                                   -------------       -----------
            Net cash (used in) provided by operating activities     (1,898,234)          4,394,768
                                                                   -------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (420,428)          (131,396)
    Construction in progress                                               --            (325,900)
    Acquisition of PRL assets, net                                    (359,590)               --
                                                                     -----------       -----------
            Net cash (used in) investing activities                   (780,018)          (457,296)
                                                                    ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of common stock acquired for treasury                         --          (1,847,280)
    Repayments of note payable and other                                (2,384)          (244,365)
     Employee stock purchase plan and stock options exercised          250,576            232,191
                                                                    ------------      ------------
            Net cash provided by (used in) financing activities        248,192         (1,859,454)
                                                                    ------------      ------------

            Net (decrease) increase in cash and cash equivalents    (2,430,060)         2,078,018

CASH AND CASH EQUIVALENTS, beginning of period                      12,401,062          7,488,590
                                                                   -------------      -----------
CASH AND CASH EQUIVALENTS, end of period                          $  9,971,002        $ 9,566,608
                                                                   =============      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the period:
      Interest                                                    $     16,131        $    10,867
      Income Taxes                                                   1,056,790                200


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation - The consolidated financial statements at and for the three months ended March 31, 1998 and 1997 have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 1997, previously filed on Form 10-K with the Securities and Exchange Commission (the "Annual Report").

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full years.


2. Acquisition - Effective February 1, 1998, the Company acquired certain assets of a pathology laboratory in Tampa, Florida ("Pathologists Reference Laboratory" or "PRL"). The acquisition price was approximately $558,000 (including acquisition costs), of which $359,590 was paid in cash and the balance was satisfied through the assumption of certain liabilities. The purchase price was primarily allocated to trade receivables ($265,000) and customer lists ($164,000), and the acquisition has been accounted for pursuant to the purchase method of accounting. Pro forma consolidated net revenues for the three months ended March 31, 1998 and 1997, adjusted as if the acquisition had occurred January 1, 1998 and 1997, approximate $15.5 million and $16.9 million, respectively. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.


3. Earnings per share - In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per share." Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Reported earnings per share for all prior periods have been restated.

    Below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                      1998              1997
                                                                     ------             ----
     BASIC EARNINGS PER SHARE
     Weighted-average number of common shares outstanding           6,624,120         6,391,093

     DILUTED EFFECT OF:
     Stock options / ESPP                                             354,006           380,943
                                                                   ----------        ----------

     DILUTED EARNINGS PER SHARE
     Weighted-average number of common shares outstanding           6,978,126         6,772,036
                                                                   ==========        ==========

     NET INCOME                                                      $739,740          $618,197
                                                                   ==========        ==========

     BASIC EARNINGS PER SHARE                                           $0.11             $0.10
                                                                   ==========        ==========

     DILUTED EARNINGS PER SHARE                                         $0.11             $0.09
                                                                   ==========        ==========


    Options to purchase 41,770 shares of common stock at prices ranging from $9.75 and $12.25 per share were outstanding as of March 31, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.


4. New accounting pronouncements - The adoption in 1998 of SFAS #130 - "Reporting Comprehensive Income" had no impact on the Company's financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months ended March 31, 1998 ("First Quarter-1998") to the three months ended March 31, 1997 ("First Quarter-1997").

The Company's results of operations in the First Quarter-1998 reflects reimbursement decreases which occurred subsequent to the First Quarter-1997, the impact of which was controlled through cost savings in selling, general, administrative and other operating expenses. In addition, the Company's revenue base continues to shift toward anatomic pathology as opposed to clinical chemistry.


RESULTS OF OPERATIONS

     -   NET REVENUES

Net revenues decreased 3.3% to $15.1 million in First Quarter-1998 from $15.6 million in First Quarter-1997. This decrease reflects the impact of price reductions, offset only partially by the acquisition of PRL on February 1, 1998.

     -   COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics and depreciation expense, increased to $8.5 million in First Quarter-1998 from $7.9 million in First Quarter-1997. As a percentage of sales, cost of sales totalled 56.1% and 50.5%, respectively. The increased percentage of revenue represented by cost of sales largely reflects the impact of price decreases, the addition of PRL which is still in a period of integration, and the Company's strategic focus on anatomic pathology, which requires a larger laboratory work force versus the clinical chemistry market segment. Salaries and wages increased from $2.6 million in First Quarter-1997 to $3.3 million in First Quarter-1998. In addition, overhead expenses (primarily building rent, utilities, and depreciation) increased from $2.1 million in First Quarter-1997 to $2.4 million in First Quarter-1998. Logistics expenses decreased from $1.7 million in First Quarter-1997 to $1.4 million in First Quarter-1998, while cost of lab supplies decreased from $1.5 million to $1.2 million. Overall, the Company was able to modestly reduce the impact of reimbursement decreases through a focus on cost control and productivity.

     -   GROSS PROFIT

Gross profit totaled $6.6 million in First Quarter-1998 versus $7.7 million in First Quarter-1997, while gross profit margins were 43.9% and 49.5% respectively. The decrease in gross profit and margins reflects the aforementioned factors, namely price decreases and the integration of PRL.

The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady and continuing downward pressure on prices exerted by both government and private third party payors. Payment for services such as those provided by the Company is and will likely continue to be affected by periodic reevaluations made by payors concerning which services to reimburse or cease reimbursing, and over time Congress has reduced the national cap on Medicare laboratory fee schedules (under which the Company's clinical chemistry services are reimbursed) to 74% of the national median. In addition, legislation freezes fee schedule payments for the 1998-2002 period.

With respect to the Company's anatomic pathology services, which are not reimbursed under the Medicare laboratory fee schedules, the Medicare fees also generally declined with the implementation of the resource-based relative value scale ("RBRVS") system which went into effect in 1992 and was fully phased in by the end of 1996. In 1997, there was an overall decrease of 5.7% in payments for pathology services due to a five-year review of the work value component and a decrease in the 1997 conversion factor applicable to pathology services, plus an additional decrease in Connecticut, where the Company's primary operations are located, because of the Health Care Financing Administration's reduction in the number of different payment localities recognized for RBRVS purposes. Although the conversion factor (which is a component of the reimbursement calculation) increased by 8.4% in 1998, the overall impact on the Company's revenues will be only modestly positive due to, among other factors, other changes in the RBRVS formula in 1998.

Other potential changes in government and third-party payor reimbursement, resulting from federal, state or local legislation, the impact of managed care, or other market pressures, are also likely to continue the downward pressure on prices and make the market for clinical laboratory services more competitive, which could in turn have an adverse impact on the Company's gross profits.

The Company's Annual Report on Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission, contains additional information regarding the complex area of reimbursement under "Business - Reimbursement."

     -   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased from $6.2 million in First Quarter-1997 to $5.3 million in First Quarter-1998. As a percentage of sales, selling, general and administrative expenses decreased from 39.9% in First Quarter-1997 to 35.4% in First Quarter-1998, primarily due to decreased selling expenses resulting from changes in the sales organization and lower commission expense. Selling expenses were $2.6 million in First Quarter-1997, or 17.0% of sales, versus $1.9 million in First Quarter-1998, or 12.8% of sales. The Company has completed a reorganization of its sales force begun in the fourth quarter of 1997. Also, First Quarter-1997 includes severance costs of $159,000.

     -   RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased from $508,000 in First Quarter-1997 to $165,000 in First Quarter-1998. This reduction reflects the shift of certain test costs, previously developmental, into cost of sales as the tests have been brought to market and reimbursement rates are currently being established.

     -   INCOME FROM OPERATIONS

Income from operations increased from $1.0 million in First Quarter-1997 to $1.1 million in First Quarter-1998, despite the larger drop in gross profit, reflecting the cost control initiatives implemented in anticipation of reimbursement reductions.

     -   NET INTEREST INCOME

Net interest income grew to $182,000 in First Quarter-1998 from $81,000 in First Quarter-1997, due to higher average balances during the quarter and interest earned on certain loan receivables.

     -   PROVISION FOR INCOME TAXES

The provision for income taxes reflects a 43.0% effective tax rate in both periods, totaling $558,000 in First Quarter-1998 and $466,000 in First Quarter-1997.

     -   NET INCOME

Net income increased 20% from $618,000 in First Quarter-1997 to $740,000 in First Quarter-1998, while basic earnings per share increased from $0.10 per share to $0.11 per share, respectively, and diluted earnings per share increased from $0.09 per share to $0.11 per share.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had total cash and cash equivalents of $10.0 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. The $2.4 million decrease in cash from December 31, 1997 is primarily attributable to income tax payments and the acquisition of the assets of PRL. Working capital was $22.6 million and $21.4 million as of March 31, 1998 and December 31, 1997, respectively, and the current ratios were 4.5:1 and 3.8:1, respectively.

Accounts receivable (net of allowances) totaled $16.1 million as of March 31, 1998 representing approximately 96 days of sales outstanding ("DSO"), compared to $14.4 million as of December 31, 1997 or 90 days. DSO as of March 31, 1997 approximated 82 days. The increase in DSO is a result of growth in the anatomic pathology segment and its associated billing complexity.

Capital expenditures during the First Quarter-1998 totaled $420,000, while the acquisition of the PRL assets represented a cash outlay of $360,000.

Effective February 17, 1998, the Company entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including those related to compliance with financial covenants. As of March 31, 1998, there were no amounts outstanding under this line.

As of March 31, 1998, the Company holds 169,099 shares of Common Stock in treasury as required by its Employee Stock Purchase Plan ("ESPP"). The Company's Board of Directors has authorized the expenditure of up to $2 million for additional share repurchases.

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.


RISK FACTORS; FORWARD LOOKING STATEMENTS

The Management's Discussion and Analysis contains forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by the Company to beneficiaries of the Medicare program; possibility of being deemed to be not in compliance with Federal or state regulatory requirements; the uncertainties relating to the ability of the Company to convince physicians and/or managed care organizations to use the Company as a provider of anatomic pathology testing services; the ability of the Company to maintain superior quality relative to its competitors; the ability of the Company to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of anatomic national laboratories, small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery.

PART II OTHER INFORMATION


Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

a        Exhibits

(11.1) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

(27.1)     Financial Data Schedule

b Report on Form 8-K. No reports on Form 8-K were filed during the First Quarter 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DIANON Systems, Inc.

             May 8, 1998             /s/  KEVIN C.JOHNSON
                                     ----------------------------------------
                                     By: Kevin C. Johnson
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



             May 8, 1998             /s/  DAVID R. SCHREIBER
                                     ----------------------------------------
                                     By: David R. Schreiber
                                         Senior Vice President, Finance and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



             May 8, 1998             /s/  JOHN S. FANUKO
                                     ----------------------------------------
                                     By: John S. Fanuko
                                         Vice President, Finance and
                                         Corporate Controller
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.              Description
-------            -----------

 27.1              Financial Data Schedule