Form 10-Q
period 1998-06-30
DIANON SYSTEMS INC
filed 1998-08-10
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                        Commission file number 000-19392

                              DIANON SYSTEMS, INC.
             (exact name of registrant as specified in its charter)


        Delaware                                          06-1128081
(State of incorporation)                       (IRS Employer Identification No.)


    200 Watson Blvd, Stratford, CT                            06615
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

                              Yes [X]    No [ ]


The number of shares of registrant's Common Stock, $.01 par value, outstanding on August 5, 1998 was 6,768,441 shares.

                              DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX


Part I  FINANCIAL INFORMATION                                    PAGE NO.
----------------------------                                     --------

Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of
            June 30, 1998 and December 31, 1997.                      3

            Consolidated Statements of Operations for
            the three month and six month periods ended
            June 30, 1998 and 1997.                                   4

            Consolidated Statements of Stockholders'
            Equity for the twelve months ended
            December 31, 1997 and the six months
            ended June 30, 1998.                                      5

            Consolidated Statements of Cash Flows for
            the six months ended June 30, 1998 and 1997.              6

            Notes to Consolidated Financial Statements.               7-8

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9-12


Part II  OTHER INFORMATION
--------------------------

Item 6.     EXHIBITS AND REPORTS ON  FORM 8-K                         13

            Signatures                                                14

                              DIANON SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,          DECEMBER 31,
                                                                                           1998                1997
                                                                                    ------------------- --------------------
                                                                                       (UNAUDITED)
               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                             $11,765,816         $12,401,062
    Accounts receivable, net of allowances of $1,011,323 and
       $1,292,095, respectively                                                            14,234,380           14,444,767
    Prepaid expenses and employee advances                                                    948,442              529,887
    Inventory                                                                                 724,700              729,658
    Deferred income tax asset                                                                 967,020            1,016,797
                                                                                    ------------------- --------------------
       Total current assets                                                                28,640,358           29,122,171
                                                                                    ------------------- --------------------
PROPERTY AND EQUIPMENT, at cost
    Laboratory and office equipment                                                         9,419,469            8,489,323
    Leasehold improvements                                                                   3,706,476           3,676,200
       Less - accumulated depreciation and amortization                                    (7,376,646)          (6,057,511)
                                                                                    ------------------- --------------------
                                                                                            5,749,299            6,108,012
                                                                                    ------------------- --------------------

INTANGIBLE ASSETS, net of accumulated amortization of
       $3,080,676 and $3,207,569, respectively                                               478,852               388,030
DEFERRED INCOME TAX ASSET                                                                    791,160               670,191
OTHER ASSETS                                                                                 495,017               600,657
                                                                                    ------------------- --------------------
       TOTAL ASSETS                                                                      $36,154,686           $36,889,061
                                                                                    =================== ====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                        $690,885           $ 1,540,922
    Accrued employee bonuses, commissions and payroll                                        363,649             1,631,180
    Accrued employee stock purchase plan                                                     136,329               549,619
    Taxes payable                                                                            176,872               747,564
    Current portion of capitalized lease obligations                                          63,975                41,470
    Other accrued expenses                                                                 3,275,640             3,224,613
                                                                                    ------------------- --------------------
       Total current liabilities                                                           4,707,350             7,735,368
LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS                                            97,404               107,449
                                                                                    ------------------- --------------------
       Total liabilities                                                                   4,804,754             7,842,817
                                                                                    ------------------- --------------------
STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share, 20,000,000 shares authorized,
       6,845,540 and 6,791,320 shares issued and outstanding at June 30, 1998
       and December 31, 1997, respectively                                                    68,456                67,914
    Additional paid-in capital                                                            27,832,235            27,880,223
    Accumulated earnings                                                                   4,190,803             2,743,380
    Common stock held in treasury, at cost - 89,071 and 197,617
       shares at June 30, 1998 and December 31, 1997, respectively                          (741,562)           (1,645,273)
                                                                                    ------------------- --------------------
       Total stockholders' equity                                                         31,349,932            29,046,244
                                                                                    ------------------- --------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $36,154,686           $36,889,061
                                                                                    =================== ====================


                     The accompanying notes to consolidated
                  financial statements are an integral part of
                              these balance sheets.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                             JUNE 30, 1998 and 1997
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                        1998             1997            1998            1997
                                                   --------------- ----------------- -------------- ----------------
NET REVENUES                                          $15,218,586       $16,056,419    $30,300,059      $31,657,574

COST OF GOODS                                           8,641,424         7,882,516     17,100,451       15,755,015
                                                   --------------- ----------------- -------------- ----------------

     GROSS PROFIT                                       6,577,162         8,173,903     13,199,608       15,902,559

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                               5,321,932         6,380,501     10,663,486       12,597,983

RESEARCH & DEVELOPMENT
  EXPENSES                                                162,659           460,860        328,023          968,565
                                                   --------------- ----------------- -------------- ----------------

     INCOME FROM OPERATIONS                             1,092,571         1,332,542      2,208,099        2,336,011

INTEREST INCOME, NET                                      148,980           124,219        331,240          205,306
                                                   --------------- ----------------- -------------- ----------------

     INCOME BEFORE PROVISION FOR                        1,241,551         1,456,761      2,539,339        2,541,317
         INCOME  TAXES

PROVISION FOR INCOME TAXES                                533,868           626,407      1,091,916        1,092,766
                                                   --------------- ----------------- -------------- ----------------

     NET INCOME                                          $707,683          $830,354     $1,447,423       $1,448,551
                                                   =============== ================= ============== ================

     EARNINGS PER SHARE
           BASIC                                              .11               .13            .22              .23
           DILUTED                                            .10               .12            .21              .21

     WEIGHTED AVERAGE SHARES OUTSTANDING
           BASIC                                        6,733,507         6,416,376      6,678,814        6,403,735
           DILUTED                                      7,020,617         6,803,442      6,999,372        6,787,739


                     The accompanying notes to consolidated
                  financial statements are an integral part of
                                these statements.

                              DIANON SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AND
                       THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


                                                         Additional       Retained      Common Stock    Common Stock
                                       Common Stock        Paid-In        Earnings      Acquired for    Acquired for
                                                           Capital       (Deficit)       Treasury,      Treasury, at       Total
                                    Shares      Amount                                    Shares           Cost
                                  --------------------- -------------- --------------- --------------- ---------------- ------------
BALANCE, December 31, 1996        6,712,774    $67,128   $27,965,560       ($554,317)       (117,196)    ($   929,443)   $26,548,928
    Stock options exercised          51,764        518       248,498              --               --              --        249,016
    Employee stock purchase plan        --         --       (564,822)             --         146,579        1,220,200        655,378
    Stock grants                     26,782        268       230,987              --               --              --        231,255
    Common stock acquired for
       treasury                         --         --             --              --        (227,000)      (1,936,030)    (1,936,030
    Net Income                          --         --             --       3,297,697               --              --      3,297,697
                                  ---------- ---------- -------------- --------------- --------------- ---------------- ------------
BALANCE, December 31, 1997        6,791,320    67,914     27,880,223        2,743,380       (197,617)      (1,645,273)    29,046,244
    Stock options exercised          37,170       371        197,995              --               --              --        198,366
       Employee stock purchase
       plan                              --        --       (412,050)             --         108,546          903,711        491,661
    Stock grants                     17,050       171        166,067              --               --              --        166,238
    Net Income                          --         --             --       1,447,423               --              --      1,447,423
                                  ---------- ---------- -------------- --------------- --------------- ---------------- ------------
BALANCE, June 30, 1998            6,845,540   $68,456    $27,832,235      $4,190,803         (89,071)       ($741,562)   $31,349,932
                                  ========== ========== ============== =============== =============== ================ ============


                     The accompanying notes to consolidated
                           financial statements are an
                       integral part of these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997
                                   (UNAUDITED)

                                                                                     JUNE 30,

                                                                                1998            1997
                                                                           --------------- ---------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                                                          $1,447,423      $1,448,551
       Adjustments to reconcile net income to net
           cash provided by (used in) operations -
            Non-cash charges
                Depreciation and amortization                                   1,442,243       1,338,546
                Stock compensation expense                                        166,238         211,296
                Loss on the disposal of fixed assets                                   --          40,914
       Changes in other current assets and liabilities
            (Decrease) increase in accounts payable and accrued               (3,349,733)       1,582,892
       liabilities
            Decrease in accounts receivable                                       506,552       2,697,068
            (Increase) in prepaid expenses and employee advances                (215,253)       (199,614)
             Decrease (increase) in inventory                                      44,905       (123,122)
            (Increase) decrease in other assets                                 (184,356)          80,430
                                                                           --------------- ---------------
                          Net cash (used in) provided by operating
                            activities                                          (141,981)       7,076,961
                                                                           --------------- ---------------

       CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                (836,162)     (1,316,271)
            Acquisition of PRL assets, net                                      (359,590)              --
            Proceeds from the sale of stock held for investment                        --           9,064
                                                                           --------------- ---------------
            Net cash (used in) investing activities                                           (1,307,207)
                                                                              (1,195,752)
                                                                           --------------- ---------------

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Employee stock purchase plan                                          491,661          66,999
            Purchase of common stock acquired for treasury                             --     (1,847,280)
            Stock options exercised                                               198,366         102,741
            Repayments of note payable                                                 --       (479,491)
            Borrowings (repayments) of capitalized lease obligations               12,460         127,819
                                                                           --------------- ---------------
                        Net cash provided by (used in) financing
                          activities                                              702,487     (2,029,212)
                                                                           --------------- ---------------

                        Net (decrease) increase in cash and cash
                          equivalents                                           (635,246)       3,740,542

       CASH AND CASH EQUIVALENTS, beginning of period                          12,401,062       7,488,590
                                                                           --------------- ---------------
       CASH AND CASH EQUIVALENTS, end of period                               $11,765,816       $11,229,132
                                                                           =============== ===============

       Supplemental cash flow disclosures: Cash paid during the period:
                Interest                                                          $20,004         $18,999
                Income Taxes                                                    1,778,990       1,157,417

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The Company - The consolidated financial statements as of and for the three months and six months ended June 30, 1998 and 1997 have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 1997, previously filed on Form 10-K with the Securities and Exchange Commission (the "Annual Report").

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report for the year ended December 31, 1997. The results of operations for the three months and six months ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.

2. Acquisition - Effective February 1, 1998, the Company acquired certain assets of a pathology laboratory in Tampa, Florida ("Pathologists Reference Laboratory" or "PRL"). The acquisition price was approximately $558,000 (including acquisition costs), of which $359,590 was paid through March 31, 1998 and the balance was satisfied through the assumption of certain liabilities. The purchase price was primarily allocated to trade receivables ($265,000) and customer lists ($164,000), and the acquisition has been accounted for pursuant to the purchase method of accounting. Pro forma consolidated net revenues for the three months and six months ended June 30, 1998 and 1997, adjusted as if the acquisition had occurred January 1, 1998 and 1997, approximate $15.2 million and $17.2 million, and $30.7 million and $34.1 million, respectively. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.

3. Earnings per share - In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per share." Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Reported earnings per share for all prior periods have been restated. Below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the quarterly periods ended March 31 and June 30 and the six months ended June 30, for both 1998 and 1997:

                                                                         1998
                                                       -------------------------------------------
                                                       1st Quarter     2nd Quarter      Six Months
     Basic earnings per share
     Weighted-average number of
          common shares outstanding                      6,624,120       6,733,507      6,678,814

     Diluted effect of stock options / ESPP                354,006         287,110        320,558
                                                        ----------      ----------     ----------

     Diluted earnings per share
     Weighted-average number of
          common shares outstanding                      6,978,126       7,020,617      6,999,372
                                                        ----------      ----------     ----------

     Net income                                           $739,740        $707,683     $1,447,423
                                                        ----------      ----------    -----------

     Basic earnings per share                                $0.11           $0.11          $0.22
                                                        ----------      ----------    -----------

     Diluted earnings per share                              $0.11           $0.10          $0.21
                                                        ----------      ----------    -----------


                                                                         1997
                                                      -------------------------------------------
                                                      1st Quarter     2nd Quarter      Six Months
     Basic earnings per share
     Weighted-average number of
          common shares outstanding                      6,391,093       6,416,376      6,403,735

     Diluted effect of stock options / ESPP                380,943         387,066        384,004
                                                        ----------      ----------     ----------

     Diluted earnings per share
     Weighted-average number of
          common shares outstanding                      6,772,036       6,803,442      6,787,739
                                                        ----------      ----------     ----------

     Net income                                           $618,197        $830,354     $1,448,551
                                                        ----------      ----------    -----------

     Basic earnings per share                                $0.10           $0.13          $0.23
                                                        ----------      ----------     ----------

     Diluted earnings per share                              $0.09           $0.12          $0.21
                                                        ----------      ----------     ----------

    Options to purchase 41,770 shares of common stock at prices ranging from $9.75 and $12.25 per share were outstanding as of June 30, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

3. New accounting pronouncements - The adoption in 1998 of SFAS #130 - "Reporting Comprehensive Income" had no impact on the Company's financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months and six months ended June 30, 1998 ("Second Quarter-1998" and "Six Months-1998", respectively) to the three months and six months ended June 30, 1997 ("Second Quarter-1997" and "Six Months-1997", respectively).

The Company's results of operations in the Second Quarter- and Six Months-1998 reflect reimbursement decreases which occurred during the Second Quarter-1997, the profit impact of which was partially offset through cost savings in selling, general, administrative and other operating expenses. In addition, volume decreases in certain product lines were partially offset by the acquisition of PRL.


RESULTS OF OPERATIONS
---------------------

     o   NET REVENUES

Net revenues decreased 5.2% to $15.2 million in the Second Quarter-1998 from $16.1 million in the Second Quarter-1997, and 4.3% to $30.3 million in the Six Months-1998 from $31.7 million in the Six Months-1997. These decreases reflects the impact of volume decreases in certain product lines and price reductions in the Second Quarter-1997, offset only partially by the acquisition of PRL on February 1, 1998.

     o   COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics and depreciation expense, increased from $7.9 million in the Second Quarter-1997 to $8.6 million in the Second Quarter-1998, and from $15.8 million in the Six Months-1997 to $17.1 million in the Six Months-1998. As a percentage of sales, cost of sales in the Second Quarter totaled 49.1% and 56.8% in 1997 and 1998, respectively, and 49.8% and 56.4% in the Six Month periods. The increased percentages of revenue represented by cost of sales largely reflects the impact of the aforementioned price decreases, volume decreases in certain product lines, the integration of PRL, and the Company's strategic focus on anatomic pathology, which requires a larger laboratory work force versus the clinical chemistry market segment. Salaries and wages increased from $2.7 million in the Second Quarter-1997 to $3.6 million in the Second Quarter-1998, primarily reflecting the acquisition of PRL, while overhead expenses (primarily building rent, utilities, and depreciation) decreased from $2.5 million in Second Quarter-1997 to $2.4 million in Second Quarter-1998. Logistics expenses and lab supplies for the quarter were $1.4 million and $1.3 million, respectively, in both 1997 and 1998. Salaries and wages for the Six Month periods increased from $5.3 million in 1997 to $6.9 million in 1998, again reflecting the acquisition of PRL, and overhead expenses increased from $4.6 million to $4.8 million. Logistics expenses decreased from $3.1 million in the Six Months-1997 to $2.9 million in the Six Months-1998, while cost of lab supplies decreased from $2.8 million to $2.5 million.

     o   GROSS PROFIT

Gross profit totaled $6.6 million in Second Quarter-1998 versus $8.2 million in Second Quarter-1997, while gross profit margins were 43.2% and 50.9% respectively. Gross profit for the Six Months-1998 totaled $13.2 million versus $15.9 million in the prior year, representing margins of 43.6% and 50.2%, respectively. The decreases in gross profit and margins reflect the aforementioned factors, namely volume decreases in certain product lines, price decreases and the integration of PRL.

The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady and continuing downward pressure on prices exerted by both government and private third party payers. Payment for services such as those provided by the Company is and will likely continue to be affected by periodic reevaluations made by payers concerning which services to reimburse or cease reimbursing, and over time Congress has reduced the national cap on Medicare laboratory fee schedules (under which the Company's clinical chemistry services are reimbursed) to 74% of the national median. In addition, legislation freezes fee schedule payments for the 1998-2002 period.

With respect to the Company's anatomic pathology services, which are not reimbursed under the Medicare laboratory fee schedules, the Medicare fees also generally declined with the implementation of the resource-based relative value scale ("RBRVS") system which went into effect in 1992 and was fully phased in by the end of 1996. In 1997, there was an overall decrease of 5.7% in payments for pathology services due to a five-year review of the work value component and a decrease in the 1997 conversion factor applicable to pathology services, plus an additional decrease in Connecticut, where the Company's primary operations are located, because of the Health Care Financing Administration's ("HCFA") reduction in the number of different payment localities recognized for RBRVS purposes. Although the conversion factor (which is a component of the reimbursement calculation) increased by 8.4% in 1998, the overall impact on the Company's revenues will be only modestly positive due to, among other factors, other changes in the RBRVS formula in 1998.

In June 1998, HCFA published proposed regulations that would recalculate a key component of the RBRVS to reflect resource consumption rather than historical charge data. Two alternative approaches to such calculation were proposed and a final decision is expected in late-1998, with the new fee schedules phased in over the period 1999 to 2002. The precise impact of this proposal on the Company's Medicare revenues cannot be determined at this time, and will depend on the approach selected and the mix of specific pathology services furnished by the Company.

Other potential changes in government and third-party payer reimbursement, resulting from federal, state or local legislation, the impact of managed care, or other market pressures, are also likely to continue the downward pressure on prices and make the market for clinical laboratory services more competitive, which could in turn have an adverse impact on the Company's gross profits.

The Company's Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission, contains additional information regarding the complex area of reimbursement.

     o   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased from $6.4 million in the Second Quarter-1997 to $5.3 million in the Second Quarter-1998, and from $12.6 million in the Six Months-1997 to $10.7 million in 1998. As a percentage of sales, selling, general and administrative expenses for the Second Quarter decreased from 39.7% in 1997 to 35.0% in 1998, and from 39.8% to 35.2% for the Six Month periods, respectively. These decreases were primarily due to reduced selling expenses resulting from changes in the sales organization and lower commission expense. Selling expenses were $2.6 million in the Second Quarter-1997, or 16.2% of sales, versus $2.3 million in the Second Quarter-1998, or 14.9% of sales. For the Six Month periods, selling expenses decreased from $5.3 million in the 1997, or 16.7% of sales, to $4.5 million in 1998, or 14.8% of sales. During the First Quarter-1998, the Company completed a reorganization of its sales force begun in the Fourth Quarter of 1997.

     o   RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased from $461,000 in the Second Quarter-1997 to $163,000 in the Second Quarter-1998, and from $969,000 for the Six Months-1997 to $328,000 for the Six Months-1998. This reduction reflects the evolution of certain developmental test costs from R&D into cost of sales as those tests have been brought to market and reimbursement rates are currently being established.

     o   INCOME FROM OPERATIONS

Income from operations decreased from $1.3 million in the Second Quarter-1997 to $1.1 million in the Second Quarter-1998, and from $2.3 million to $2.2 million for the Six Months. The relatively modest drop in operating income, despite the larger drop in gross profit, reflects cost control initiatives implemented in anticipation of reimbursement reductions.

     o   PROVISION FOR INCOME TAXES

The provision for income taxes approximates a 43% effective tax rate in both periods, totaling $534,000 in Second Quarter-1998 and $626,000 in Second Quarter-1997, and $1.1 million for both Six Month periods.

     o   NET INTEREST INCOME

Net interest income grew to $149,000 in the Second Quarter-1998 from $124,000 in the Second Quarter-1997, and to $331,000 in the Six Months-1998 from $205,000 for the prior year, due to higher average balances and interest earned on certain loan receivables.

     o   NET INCOME

Net income decreased 14.8% in the Second Quarter-1998 to $708,000, from $830,000 in the prior year. Year-to-date, net income was flat at $1.4 million for both Six Month periods. Basic earnings per share decreased from $0.13 per share in the Second Quarter-1997 to $0.11 per share in the Second Quarter-1998, while diluted earnings per share was $0.12 per share in 1997 and $0.10 per share in 1998. Basic earnings per share for the Six Months was $0.22 in 1998 versus $0.23 per share in the prior year, while diluted earnings per share was $0.21 in both 1998 and 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1998, the Company had total cash and cash equivalents of $11.8 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. The $1.8 million increase in cash during the Second Quarter-1998 is primarily attributable to improved collections of accounts receivable. Working capital was $23.9 million and $21.4 million as of June 30, 1998 and December 31, 1997, respectively, and the current ratios were 6.1:1 and 3.8:1, respectively.

Accounts receivable (net of allowances) totaled $14.2 million as of June 30, 1998 representing approximately 85 days of sales outstanding, compared to $16.1 million or 96 days as of March 31, 1998 and $14.4 million or 90 days as of December 31, 1997. Days sales outstanding as of June 30, 1997 approximated 75 days. The improvement in DSO in the Second Quarter-1998 is due to strong cash collections, while the higher DSO compared to the prior year is a result of growth in the anatomic pathology segment and its associated billing complexity.

Capital expenditures during the Second Quarter-1998 and Six Months-1998 totaled $416,000 and $836,000, respectively, while the acquisition of the PRL assets represented a cash outlay of $360,000 in the First Quarter-1998.

Effective February 17, 1998, the Company entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including those related to financial covenants. As of June 30, 1998, there were no amounts outstanding under this line.

As of June 30, 1998, the Company holds 89,071 shares of Common Stock in treasury as required by its Employee Stock Purchase Plan ("ESPP"). The Company's Board of Directors has authorized the expenditure of up to $2 million for additional share repurchases.

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

The Company believes the Year 2000 IT issues are not material and will require minimal resources to resolve.

RISK FACTORS; FORWARD LOOKING STATEMENTS
----------------------------------------

The Management's Discussion and Analysis contains forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by the Company to beneficiaries of the Medicare program; possibility of being deemed to be not in compliance with Federal or state regulatory requirements; the uncertainties relating to the ability of the Company to convince physicians and/or managed care organizations to use the Company as a provider of anatomic pathology testing services; the ability of the Company to maintain superior quality relative to its competitors; the ability of the Company to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of national anatomic national laboratories, together with the competitive pressures from small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery.

PART II   OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K
          --------------------------------

a           Exhibits

(11.1) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

(27.1)      Financial Data Schedule (filed herewith).


b Report on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DIANON Systems, Inc.

                                       /s/ KEVIN C. JOHNSON
                                       ------------------------------------
             August 7, 1998            By: Kevin C. Johnson
                                       President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



                                       /s/ DAVID R. SCHREIBER
                                       ------------------------------------
             August 7, 1998            By: David R. Schreiber
                                       Senior Vice President, Finance and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



                                       /s/ JOHN S. FANUKO
                                       ------------------------------------
             August 7, 1998            By: John S. Fanuko
                                       Vice President, Finance and
                                       Corporate Controller
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.       Description
  ---       -----------

(11.1) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

(27.1)      Financial Data Schedule (filed herewith).