Form 10-Q
period 1998-09-30
DIANON SYSTEMS INC
filed 1998-11-13
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

                                                           Yes |X|   No |_|

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on November 6, 1998 was 6,782,516 shares.

                              DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX

Part I FINANCIAL INFORMATION                                        PAGE NO.
----------------------------                                        --------

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of
         September 30, 1998 and December 31, 1997                       3

         Consolidated Statements of Operations for
         the three-month and nine-month periods ended
         September 30, 1998 and 1997                                    4

         Consolidated Statements of Stockholders'
         Equity for the nine months ended
         September 30, 1998 and 1997                                    5

         Consolidated Statements of Cash Flows for
         the nine months ended September 30, 1998 and 1997              6

         Notes to Consolidated Financial Statements                   7-8

Item 2.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                              8

Item 3.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9-12

Part II OTHER INFORMATION
--------------------------

Item 6.  EXHIBITS AND REPORTS ON  FORM 8-K                             13

Signatures                                                             14

Exhibit Index                                                          15

                              DIANON SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1998           1997
                                                     ---------------------------
                                                      (UNAUDITED)
                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                       $ 13,385,004   $ 12,401,062
    Accounts receivable, net of allowances of
      $1,013,637 and $1,292,095, respectively         13,872,975     14,444,767
    Prepaid expenses and employee advances               596,688        529,887
    Inventory                                          1,005,177        729,658
    Deferred income tax asset                            725,094      1,016,797
                                                    ---------------------------
      Total current assets                            29,584,938     29,122,171
                                                    ---------------------------
PROPERTY AND EQUIPMENT, at cost
    Laboratory and office equipment                    9,996,411      8,489,323
    Leasehold improvements                             3,786,714      3,676,200
      Less - accumulated depreciation
      and amortization                                (7,986,894)    (6,057,511)
                                                    ---------------------------
                                                       5,796,231      6,108,012
                                                    ---------------------------

INTANGIBLE ASSETS, net of accumulated amortization
       of $3,131,229 and $3,207,569, respectively        428,301        388,030
DEFERRED INCOME TAX ASSET                              1,033,086        670,191
OTHER ASSETS                                             495,367        600,657
                                                    ---------------------------
      TOTAL ASSETS                                  $ 37,337,923   $ 36,889,061
                                                    ===========================

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $    846,403   $  1,540,922
    Accrued employee compensation                        912,343      1,631,180
    Accrued employee stock purchase plan                  31,993        549,619
    Current portion of capitalized lease obligations      63,122         41,470
    Accrued income taxes payable                         167,733        747,564
    Other accrued expenses                             3,076,620      3,224,613
                                                    ---------------------------
      Total current liabilities                        5,098,214      7,735,368
                                                    ---------------------------
LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS        87,862        107,449
                                                    ---------------------------
      Total liabilities                                5,186,076      7,842,817
                                                    ---------------------------
STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share,
      20,000,000 shares authorized, 6,846,970
      and 6,791,320 shares issued and outstanding
      at September 30, 1998 and December 31, 1997,
      respectively                                        68,470         67,914
    Additional paid-in capital                        27,756,526     27,880,223
    Retained earnings                                  4,877,324      2,743,380
    Common stock held in treasury, at cost - 66,119
      and 197,617 shares at September 30, 1998 and
      December 31, 1997, respectively                   (550,473)    (1,645,273)
                                                    ---------------------------
      Total stockholders' equity                      32,151,847     29,046,244
                                                    ===========================
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 37,337,923   $ 36,889,061
                                                    ===========================

                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                                      1998       1997           1998         1997
                                -----------------------------------------------------
NET REVENUES                    $15,750,655   $14,512,373   $46,050,714   $46,169,947

COST OF GOODS                     9,275,302     7,621,207    26,375,753    23,376,222
                                -----------------------------------------------------
  Gross Profit                    6,475,353     6,891,166    19,674,961    22,793,725

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES         5,293,541     5,224,120    15,957,027    17,822,103
RESEARCH & DEVELOPMENT
  EXPENSES                          146,313       381,681       474,336     1,350,246
                                -----------------------------------------------------
  Income from Operations          1,035,499     1,285,365     3,243,598     3,621,376

INTEREST INCOME, NET                184,852       153,430       516,092       358,736
                                -----------------------------------------------------

  Income Before Provision for
    Income Taxes                  1,220,351     1,438,795     3,759,690     3,980,112

PROVISION FOR INCOME TAXES          533,830       618,682     1,625,746     1,711,448
                                -----------------------------------------------------
  Net Income                    $   686,521   $   820,113   $ 2,133,944   $ 2,268,664
                                =====================================================

  EARNINGS PER SHARE
           BASIC                        .10           .13           .32           .35
           DILUTED                      .10           .12           .31           .33

  WEIGHTED AVERAGE SHARES
    OUTSTANDING
           BASIC                  6,774,514     6,435,277     6,710,714     6,414,249
           DILUTED                6,914,163     6,783,266     6,970,969     6,786,248

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                         Additional      Retained     Common Stock      Common Stock
                                    Common Stock          Paid-In        Earnings     Acquired for      Acquired for
                                  Shares     Amount       Capital        (Deficit)  Treasury, Shares  Treasury, at Cost     Total
                                ---------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996      6,712,774   $ 67,128   $ 27,965,560  ($   554,317)     (117,196)       ($   929,443)   $ 26,548,928
   Stock options exercised         44,503        445        212,011          --            --                  --           212,456
   Employee stock purchase plan      --         --         (127,753)         --          33,382             277,772         150,019
   Stock grants                    25,617        256        221,023          --            --                  --           221,279
   Common stock acquired for
      treasury                       --         --             --            --        (227,000)         (1,936,030)     (1,936,030)
   Net Income                        --         --             --       2,268,664          --                  --         2,268,664
                                ---------------------------------------------------------------------------------------------------
BALANCE, September 30, 1997     6,782,894   $ 67,829   $ 28,270,841  $  1,714,347      (310,814)       ($ 2,587,701)   $ 27,465,316
                                ===================================================================================================

BALANCE, December 31, 1997      6,791,320   $ 67,914   $ 27,880,223  $  2,743,380      (197,617)       ($ 1,645,273)   $ 29,046,244

   Stock options exercised         37,490        374        199,451          --            --                  --           199,825
   Employee stock purchase plan      --         --         (499,193)         --         131,498           1,094,800         595,607
   Stock grants                    18,160        182        176,045          --            --                  --           176,227
   Net Income                        --         --             --       2,133,944          --                  --         2,133,944
                                ---------------------------------------------------------------------------------------------------
BALANCE, September 30, 1998     6,846,970   $ 68,470   $ 27,756,526  $  4,877,324       (66,119)       ($   550,473)   $ 32,151,847
                                ===================================================================================================

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                             SEPTEMBER 30,
                                                   ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                   1998            1997
                                                   ---------------------------
    Net income                                     $ 2,133,944     $ 2,268,664
                                                   ---------------------------
Adjustments to reconcile net income to net
    cash provided by operations -
     Non-cash charges
         Depreciation and amortization               2,103,042       2,216,659
         Stock compensation expense                    176,227         221,279
         Loss on the disposal of fixed assets             --            40,914
Changes in other current assets and liabilities
     Decrease in accounts receivable                   867,956         920,073
    (Increase) decrease in prepaid expenses and
         employee advances                             (40,158)        299,020
    (Increase) in inventory                           (235,572)       (102,977)
     Decrease in other assets                          175,803         112,361
    (Decrease) increase in accounts payable
         and accrued liabilities                    (3,141,866)      1,433,843
                                                   ---------------------------
             Net cash provided by
               operating activities                  2,039,376       7,409,836
                                                   ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                (1,493,341)     (1,650,368)
Acquisition of PRL, net                               (359,590)           --
Proceeds from the sale of stock held for
  investment                                              --             9,064
                                                   ---------------------------
Net cash (used in) investing activities             (1,852,931)     (1,641,304)
                                                   ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Employee stock purchase plan                      595,607         150,019
     Stock options exercised                           199,825         212,456
     Borrowings (repayments) of capitalized
       lease obligations, net                            2,065         117,189
     Repayments of note payable                           --          (650,154)
     Purchase of common stock acquired for
       treasury                                           --        (1,936,030)
                                                   ---------------------------
Net cash provided by (used in)
  financing activities                                 797,497      (2,106,520)
                                                   ---------------------------

Net increase in cash and cash equivalents              983,942       3,662,012

CASH AND CASH EQUIVALENTS, beginning of period      12,401,062       7,488,590
                                                   ---------------------------
CASH AND CASH EQUIVALENTS, end of period           $13,385,004     $11,150,602
                                                   ===========================

Supplemental cash flow disclosures:
     Cash paid during the period:
         Interest                                  $    22,997     $    24,795
         Income Taxes                                2,164,552       1,475,089

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company - The consolidated financial statements as of and for the three months and nine months ended September 30, 1998 and 1997 have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 1997, previously filed on Form 10-K with the Securities and Exchange Commission (the "Annual Report").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report for the year ended December 31, 1997. The results of operations for the three months and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.

2. Acquisition - Effective February 1, 1998, the Company acquired certain assets of a pathology laboratory in Tampa, Florida ("Pathologists Reference Laboratory" or "PRL"). The acquisition price was approximately $558,000 (including acquisition costs), of which $359,590 was paid in cash prior to March 31, 1998 and the balance was satisfied through the assumption of certain liabilities. The purchase price was primarily allocated to trade receivables ($265,000) and customer lists ($164,000), and the acquisition has been accounted for pursuant to the purchase method of accounting. Pro forma consolidated net revenues for the three months and nine months ended September 30, 1998 and 1997, adjusted as if the acquisition had occurred January 1, 1998 and 1997, approximate $15.8 million and $16.0 million, and $46.5 million and $50.2 million, respectively. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.

3. Earnings per share - The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per share" as of December 31, 1977. Reported earnings per share for all prior periods have been restated. Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the quarterly periods ended March 31, June 30 and September 30 and the nine months ended September 30, for both 1998 and 1997:

                                                                   1998
                                          -----------------------------------------------------
                                          1st Quarter   2nd Quarter   3rd Quarter   Nine Months
Basic earnings per share
Weighted-average number of
  common shares outstanding                6,624,120     6,733,507     6,774,514     6,710,714

Diluted effect of stock options / ESPP       354,006       287,110       139,649       260,255
                                           ---------     ---------     ---------     ---------

Diluted earnings per share
Weighted-average number of
  common shares outstanding                6,978,126     7,020,617     6,914,163     6,970,969

Net income                                $  739,740    $  707,683    $  686,521    $2,133,944

Basic earnings per share                  $     0.11    $     0.11    $     0.10    $     0.32

Diluted earnings per share                $     0.11    $     0.10    $     0.10    $     0.31

                                                                   1997
                                          -----------------------------------------------------
                                          1st Quarter   2nd Quarter   3rd Quarter   Nine Months
Basic earnings per share
Weighted-average number of
  common shares outstanding                6,391,093     6,416,376     6,435,277     6,414,249

Diluted effect of stock options / ESPP       380,943       387,066       347,989       371,999
                                             -------       -------       -------       -------
Diluted earnings per share
Weighted-average number of
  common shares outstanding                6,772,036     6,803,442     6,783,266     6,786,248

Net income                                $  618,197    $  830,354    $  820,113    $2,268,664

Basic earnings per share                  $     0.10    $     0.13    $     0.13    $     0.35

Diluted earnings per share                $     0.09    $     0.12    $     0.12    $     0.33

     Options to purchase 475,856 shares of common stock at prices ranging from $7.88 to $12.25 per share were outstanding as of September 30, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

4. New accounting pronouncements - The adoption in 1998 of SFAS #130-- "Reporting Comprehensive Income" had no impact on the Company's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to market risk with respect to its cash and cash equivalents since substantially all amounts are invested in a fund holding U.S. Treasury securities with maturities of less than three months.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months and nine months ended September 30, 1998 ("Third Quarter-1998" and "Nine Months-1998", respectively) to the three months and nine months ended September 30, 1997 ("Third Quarter-1997" and "Nine Months-1997", respectively).

The Company's results of operations in the Third Quarter-1998 and Nine Months-1998 reflect volume mix shifts toward lower margin services, as well as reimbursement decreases which occurred throughout 1997. The acquisition of PRL offset substantially all of the revenue declines caused by the aforementioned factors. The profit impact of these revenue factors was partially offset through cost savings in selling, general, administrative and other operating expenses in the early part of the year, while the Third Quarter reflected the impact of incremental costs related to anticipated managed care contracts which have been delayed.

Results of Operations

     o    Net Revenues

Net revenues increased 8.5% to $15.8 million in the Third Quarter-1998 from $14.5 million in the Third Quarter-1997, and were essentially flat for the Nine Months-1998 at $46.1 million compared with $46.2 million for the Nine Months-1997. Sales of PRL (acquired February 1998) offset the impact of volume decreases in certain product lines and price reductions for the Nine Months, and largely accounted for the revenue increase in the Third Quarter.

     o    Cost of Sales

Cost of sales, which consists primarily of laboratory payroll and supplies, logistics and facility costs, increased from $7.6 million in the Third Quarter-1997 to $9.3 million in the Third Quarter-1998, and from $23.4 million in the Nine Months-1997 to $26.4 million in the Nine Months-1998. As a percentage of sales, cost of sales in the Third Quarter totaled 52.5% and 58.9% in 1997 and 1998, respectively, and 50.6% and 57.3% in the Nine Month periods. The increased percentages of revenue represented by cost of sales largely reflects the impact of a partial mix shift toward certain lower margin services, the aforementioned price decreases, and the integration of PRL. In addition, the Company incurred incremental operating costs in the Third Quarter-1998 in anticipation of new managed care contracts which have been delayed.

     o    Gross Profit

Gross profit totaled $6.5 million in Third Quarter-1998 versus $6.9 million in Third Quarter-1997, while gross profit margins were 41.1% and 47.5% respectively. Gross profit for the Nine Months-1998 totaled $19.7 million versus $22.8 million in the prior year, representing margins of 42.7% and 49.4%, respectively. The decreases in gross profit and margins reflect the factors discussed above under cost of sales.

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

On November 1, 1998, HCFA published its final Medicare physician fee schedule regulation to be effective January 1, 1999. The regulation provides that the conversion factor will decrease by 5.3% in 1999. It also recalculates physician practice expenses, a key component of the RBRVS, to reflect resource consumption rather than historical charge data. The resulting new practice expense values will be phased in over the period 1999 to 2002. While the actual impact on the Company's Medicare pathology revenues will depend on the mix of pathology services furnished, HCFA estimates that the new system will decrease the Medicare revenue for pathologists 13% once it is fully phased-in at the end of the four-year period. Overall, these fee schedule changes likely will continue to have a negative effect on the Company's average unit price. The Company estimates that the adverse impact on revenues in 1999 will not be material.

The Balanced Budget Act of 1997 ("BBA") directs the Secretary of the Department of Health and Human Services to implement a prospective payment system ("PPS") for hospital outpatient services by January 1, 1999. Because of Year 2000 computer problems, however, HCFA has asserted that it cannot implement the outpatient PPS until after January 1, 2000. On September 8, 1998, HCFA published a proposed outpatient PPS rule that would carve out clinical laboratory services from the outpatient PPS rates, but would include the technical component of surgical pathology services. The outpatient PPS could affect the Company's revenues for these surgical pathology services depending on the precise details of how and when the PPS is implemented.

Other potential changes in government and third-party payer reimbursement, resulting from federal, state or local legislation, the impact of managed care, or other market pressures, are also likely to continue the downward pressure on prices and make the market for clinical laboratory services more competitive, which could in turn have a mateiral adverse impact on the Company's gross profits.

The Company's Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission, contains additional information regarding the complex area of reimbursement.

     o    Selling, general and administrative expenses

Selling, general and administrative expenses increased slightly from $5.2 million in the Third Quarter-1997 to $5.3 million in the Third Quarter-1998, and decreased from $17.8 million in the Nine Months-1997 to $16.0 million in 1998. As a percentage of sales, selling, general and administrative expenses for the Third Quarter and Nine Month periods decreased from 36.0% to 33.6%, and from 38.6% to 34.7%, respectively. The results reflect the operating leverage resulting from the PRL acquisition, reduced marketing expenses in both the Third Quarter and Nine Month periods, and lower selling expenses in the early part of 1998 due to changes in the sales force. These were offset somewhat by increased spending corresponding to improvements in the billing organization.

     o    Research and development expenses

Research and development expenses decreased from $382,000 in the Third Quarter-1997 to $146,000 in the Third Quarter-1998, and from $1,350,000 for the Nine Months-1997 to $474,000 for the Nine Months-1998. This reduction partially reflects the evolution of certain developmental test costs from R&D into cost of sales as those tests have been brought to market and reimbursement rates are currently being established.

     o    Income from Operations

Income from operations decreased from $1.3 million in the Third Quarter-1997 to $1.0 million in the Third Quarter-1998, and from $3.6 million to $3.2 million for the Nine Months. The relatively modest drop in year-to-date operating income, despite the larger drop in gross profit, reflects cost control initiatives implemented in anticipation of reimbursement reductions offset somewhat in the Third Quarter by the incremental costs incurred in anticipation of new managed care contracts which have been delayed, as described above.

     o    Provision for Income Taxes

The provision for income taxes approximates a 43% effective tax rate in both periods, totaling $534,000 in Third Quarter-1998 and $619,000 in Third Quarter-1997, and $1.6 million and $1.7 million, respectively, for the corresponding Nine Month periods.

     o    Net Interest Income

Net interest income grew to $185,000 in the Third Quarter-1998 from $153,000 in the Third Quarter-1997, and to $516,000 in the Nine Months-1998 from $359,000 for the prior year, primarily due to higher average balances.

     o    Net Income

Net income decreased 16.3% in the Third Quarter-1998 to $687,000, from $820,000 in the prior year. Year-to-date net income decreased to $2.1 million in 1998 from $2.3 million in 1997. Basic earnings per share decreased from $0.13 per share in the Third Quarter-1997 to $0.10 per share in the Third Quarter-1998, while diluted earnings per share was $0.12 per share in 1997 and $0.10 per share in 1998. Basic earnings per share for the Nine Months was $0.32 in 1998 versus $0.35 per share in the prior year, while diluted earnings per share was $0.31 in the Nine Months-1998 and $0.33 in the Nine Months-1997.

Liquidity and Capital Resources

At September 30, 1998, the Company had total cash and cash equivalents of $13.4 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. This represents an increase of $1.6 million during the quarter. Working capital was $24.5 million and $21.4 million as of September 30, 1998 and December 31, 1997, respectively, and the current ratios were 5.8:1 and 3.8:1, respectively.

Accounts receivable (net of allowances) totaled $13.9 million as of September 30, 1998 representing approximately 81 days of sales outstanding, compared to $14.4 million or 90 days as of December 31, 1997. Days sales outstanding as of September 30, 1997 approximated 92 days. The favorable progression in DSO is due to strong cash collections, partly resulting from improvements in billing procedures and follow-up initiatives.

Capital expenditures during the Third Quarter-1998 and Nine Months-1998 totaled $657,000 and $1,493,000, respectively, while the acquisition of the PRL assets represented a cash outlay of $360,000 in the First Quarter-1998.

Effective February 17, 1998, the Company entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including those related to financial covenants. As of September 30, 1998, there were no amounts outstanding under this line.

As of September 30, 1998, the Company holds 66,119 shares of Common Stock in treasury. In November 1998, the Company's Board of Directors authorized additional expenditures for share repurchases. The Company is currently authorized to repurchase up to approximately 1.7 million shares at an aggregate cost not to exceed approximately $11.8 million.

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

Impact of Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as their year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, issue bills, or engage in similar normal business activities.

While the Company believes the remedial measures necessary to address its internal Year 2000 issues are not material and will require minimal resources to resolve, it has determined that certain actions are necessary. It has developed a plan to mitigate its Year 2000 issues, which involves four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all material systems that could be affected by the Year 2000 Issue, and has identified specific systems requiring further action. All remediated systems are expected to be fully implemented by early 1999.

The Company will utilize internal resources to reprogram, or replace, test, and implement the software for Year 2000 modifications. Management anticipates that its total year 2000 project costs will not be material.

The Company has begun to query its important customers, suppliers and vendors to assess their Year 2000 readiness. As to customers, the most significant exposure is that associated with the federal government's Medicare and Medicaid programs and with major insurance companies. These customers in aggregate represent a material portion of the Company's revenues and corresponding cash flow. As to suppliers and vendors, the most significant exposure is that associated with air transportation (substantially all specimens are flown in overnight and the resulting reports overnighted back to the customer) and laboratory supplies. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these customers, suppliers and vendors will be Year 2000 compliant. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. The Company will strive to maintain liquidity, through its credit line and cash position, to mitigate any cash flow risks associated with the aforementioned Year 2000 exposures.

The Company's plans to complete Year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. Estimates regarding the status of remediation and the expected completion dates are based on hours expended to date compared to total expected hours. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel training in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

If the Company's modifications and replacements are not made on a complete or timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

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

(27.1)   Financial Data Schedule (filed herewith).

b      Report on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1998 .

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DIANON Systems, Inc.


                           November 13, 1998 /s/ KEVIN C. JOHNSON
                                             -----------------------------------
                                             By: Kevin C. Johnson
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                           November 13, 1998 /s/ DAVID R. SCHREIBER
                                             -----------------------------------
                                             By: David R. Schreiber
                                                 Senior Vice President, Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)


                           November 13, 1998 /s/ JOHN S. FANUKO
                                             -----------------------------------
                                             By: John S. Fanuko
                                                 Vice President, Finance and
                                                 Corporate Controller
                                                 (Principal Accounting Officer)