Form 10-K
period 1998-12-31
DIANON SYSTEMS INC
filed 1999-03-23
CIK 779282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 000-19392

                              DIANON Systems, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  06-1128081
                 --------                                  ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization                   Identification No.)

     200 Watson Boulevard, Stratford,                         06615
     ---------------------------------                        -----
                Connecticut
                -----------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (203) 381-4000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
              None                                       None
              ----                                       ----

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

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

As of March 4, 1999, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $50,901,341.

Number of shares of Common Stock outstanding as of March 4, 1999:  6,567,915

                       DOCUMENTS INCORPORATED BY REFERENCE
                     Proxy Statement dated October 29, 1998

                                    PART I
ITEM 1.           BUSINESS

      DIANON Systems, Inc. ("DIANON" or the "Company"), incorporated in 1984, provides a full line of anatomic pathology testing services and a number of genetic and clinical chemistry testing services to patients, physicians, and managed care organizations throughout the United States.

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

MEDICAL TESTING MARKETS

      The Company operates in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. Its testing services are separated based upon the nature of the test: Anatomic Pathology testing and Clinical Chemistry testing. These testing services are used by physicians in the diagnosis, prognosis, monitoring and general management of diseases and other clinical conditions. The tests they use generally detect medically-significant abnormalities and visual patterns in blood, tissue samples and other specimens.

      Below are some of the major differences between the two testing services:


                               Anatomic Pathology  Testing                        Clinical Chemistry  Testing
                               ---------------------------                        ---------------------------
Type of Specimen           Tissue or cells - usually obtained              Blood or urine usually collected by a nurse
                           by a  physician from a biopsy, Pap              (blood) or by the patient (urine)
                           smear, urine specimen or surgery

Technology Employed        Physician  interpretation of tissue slides      Highly automated blood chemistries and
                           supplemented by special antibody stains,        immunoassays
                           DNA probes, genetic tests


1991 DIANON Net Revenues   $  9 million                                    $18 million

1998 DIANON Net Revenues   $48 million                                     $14 million


      The Company offers a complete line of anatomic pathology testing services as well as selected clinical chemistry tests for cancer and gynecological conditions. The Company performs all testing at either its main facility in Stratford, Connecticut or a second laboratory in Tampa, Florida (the latter acquired in February 1998). It provides most test results to physicians within forty-eight hours. In 1996, the Company opened a specimen processing facility at the hub of its airfreight provider in Ohio in order to prepare certain specimens for more rapid processing when they arrive in Stratford and to improve overall turnaround time to the physicians. In January 1999, the Company signed a letter of intent to acquire substantially all the assets of Kyto-Meridien Diagnostics, LLC, an outpatient OB/Gyn laboratory with locations in Woodbury and New City, New York. The Company is in the process of conducting due diligence and, subject to the result of this process, expects to close the acquisition in the second quarter of 1999.

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


EUROPEAN OPERATIONS

      During 1998 the Company completed the liquidation of its European operations, which operations were discontinued in 1995.

REIMBURSEMENT

      In 1998, 1997 and 1996, respectively, approximately 33%, 37%, and 40% of the Company's net revenues were derived from testing performed for beneficiaries under the Medicare and Medicaid programs. At least 90% of this total was derived from the Medicare program. Revenues from testing performed for other patients are derived principally from other third-party payors, including commercial insurers, Blue Cross Blue Shield plans, health maintenance and preferred provider organizations, patients, physicians, hospitals, and other laboratories (who in turn usually bill non-governmental third-party payors or patients). For many of the tests performed for Medicare or Medicaid beneficiaries (except clinical diagnostic laboratory tests for those beneficiaries being treated by a hospital or, in some instances, by a skilled nursing facility ("SNF")), laboratories are required to bill Medicare or Medicaid directly for covered services and to accept Medicare or Medicaid reimbursement as payment in full for such services. Management has elected, to date, to accept reimbursement rates set by other third-party payors as payment in full as well (apart from any co-payment which the payor has established).

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

      The Balanced Budget Act of 1997 ("BBA") required the Secretary of the Department of Health and Human Services ("the Secretary") to divide the country into no more than five regions and designate a single Medicare carrier for each region to process laboratory claims (except those performed by independent physicians' offices) no later than January 1, 1999, and to adopt uniform coverage, administration, and payment policies for lab tests using a negotiated rulemaking process by July 1, 1998. The Health Care Financing Administration ("HCFA") has not yet redesignated Medicare carrier regions for lab claims, and the clinical lab negotiated rulemaking process still is ongoing. Depending on the details of how these requirements are implemented, they could have an impact on the Company's future revenues. In general, reimbursement disapprovals by the various carriers, reductions or delays in the establishment of reimbursement rates, and carrier limitations on the insurance coverage of the Company's services or the use of the Company as a service provider could have a material adverse effect on the Company's future revenues.

      Medicare Fee Schedule Payment for Clinical Chemistry Laboratory Services. Medicare reimbursement for clinical chemistry laboratory services constituted approximately 23%, 25% and 27% of the Company's clinical chemistry revenues in 1998, 1997 and 1996, respectively. In 1984, Congress adopted legislation establishing a locality-specific fee schedule reimbursement methodology with Consumer Price Index ("CPI")-related updates for clinical diagnostic laboratory testing for non-hospital patients and hospital outpatients under Medicare. (Payment for clinical chemistry laboratory services performed for Medicare hospital and SNF inpatients is included within the prospectively determined Diagnosis Related Group rate paid to the hospital and Resource Utilization Group rate paid to the SNF.) In addition, state Medicaid programs are prohibited from paying more than the Medicare fee schedule amount. Beginning with the Consolidated Omnibus Budget Reconciliation Act of 1985 ("OBRA `85"), Congress instituted a national cap on Medicare clinical chemistry laboratory fee schedules. This national cap has been lowered each year and now is 74% of the national median. The President's fiscal year 2000 budget proposes to reduce this national cap to 72% of the national median. Moreover, the Omnibus Budget Reconciliation Act of 1987 ("OBRA '87") eliminated the CPI update for 1988 and, in succeeding years, Congress has often either limited or eliminated annual updates of Medicare clinical chemistry laboratory fee schedules. After updates of 3.2% in 1996 and approximately 2.7% in 1997, the BBA freezes fee schedule payments for the 1998-2002 period. The update limitations and changes in the national cap made to date have not had, and are not expected by the Company to have, a material adverse effect on the Company's results of operations. Any further significant decrease in such fee schedules, however, could have a material adverse effect on the Company's future revenues.

      The BBA added coverage for a yearly screening pap smear for Medicare beneficiaries at high risk of developing cervical or vaginal cancer and for beneficiaries of childbearing age who had not had a negative test in each of the preceding three years, effective January 1, 1998, as well as coverage for annual prostate cancer screening, including a prostate-specific antigen blood test, for beneficiaries over age 50, effective January 1, 2000. Effective January 1, 1999, Medicare also will make a separate payment for physician interpretation of an abnormal pap smear in any setting. Prior to 1999, Medicare only covered these services in an inpatient setting. In addition, it has been reported that HCFA has been exploring ways to increase reimbursement for thin-layer preparation and computer assisted pap smears, technologies which the Company uses. Although most women of childbearing age and men under age 65 are not Medicare beneficiaries, the addition of Medicare coverage for these tests and higher reimbursement for certain types of these tests could provide additional revenues for the Company.

      Other changes in government and other third-party payor reimbursement which may result from the enactment of health care reform or of deficit reduction or balanced budget legislation also likely will continue the downward pressure on prices and make the market for clinical laboratory services more competitive. For example, the BBA revised the Medicare program substantially to permit beneficiaries to choose between traditional fee for-service Medicare and several non-traditional Medicare options, including managed care plans and provider-sponsored organization plans. These non-traditional Medicare plans have considerable discretion in determining whether and how to cover and reimburse clinical laboratory services and to limit the number of labs with which they deal.

      The BBA also included provisions to implement competitive bidding for certain Medicare items and services, including laboratory services, on a three-site demonstration project basis. These changes likely would have an adverse impact on the Company's revenues if adopted on a widespread basis. Finally, the BBA contained measures to establish market-oriented purchasing for Medicare, including prospective payment systems ("PPS") for outpatient hospital services, home health care, and nursing home care. Of these systems, only the SNF PPS has been implemented. Since the Company does only minimal clinical laboratory testing for SNF patients, this change is not expected to materially affect the Company's business. The BBA directed the Secretary to implement the PPS for hospital outpatient services by January 1, 1999. Because of Year 2000 computer problems, however, HCFA has asserted that it cannot implement the outpatient PPS until April 1, 2000, at the earliest. On September 8, 1998, HCFA published a proposed outpatient PPS rule that would carve out clinical laboratory services from the outpatient PPS rates, but would include the technical component of surgical pathology services. The outpatient PPS could affect the Company's revenues for these surgical pathology services depending on the precise details of how and when the PPS is implemented.

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

      Medicare Payment for Anatomic Pathology Services. In addition to furnishing clinical chemistry laboratory testing services, the Company furnishes a number of services which are characterized for the purposes of the Medicare program as anatomic pathology services. Medicare reimbursement for these services constituted approximately 35%, 40%, and 45% of the Company's net anatomic pathology revenues in 1998, 1997 and 1996, respectively. As of January 1, 1992, all physician services, including anatomic pathology services, have been reimbursed by Medicare based on a methodology known as the resource-based relative value scale ("RBRVS"), which was fully phased in by the end of 1996. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by the Company.

      The Medicare RBRVS payment for each service is calculated by multiplying the total relative value units ("RVUs") established for the service by a conversion factor that is set by statute. Although originally there were three conversion factors, the BBA merged them into one effective January 1, 1998. The 1999 conversion factor is $34.7315, a decrease of approximately 5.3% from the 1998 conversion factor. The number of RVUs assigned to each service is in turn calculated by adding three separate components: physician work, practice expense, and malpractice expense. In 1997, there was an overall decrease of 5.7% in payments for pathology services due to a five-year review of the work value component and a decrease in the 1997 conversion factor applicable to pathology services, plus an additional decrease in Connecticut, where the Company's primary operations are located, because of HCFA's reduction of the number of different payment localities recognized for RBRVS purposes. On November 1, 1998, HCFA published its final Medicare physician fee schedule regulation that recalculated the physician practice expense component to reflect resource consumption rather than historical charge data. The resulting new practice expense values will be phased in over the period 1999 to 2002. While the actual impact on the Company's Medicare pathology revenues will depend on the mix of pathology services furnished, HCFA estimates that the new system will decrease the Medicare revenue for pathologists 13% once it is fully phased in at the end of the four-year period. Overall, these fee schedule changes likely will continue to have a negative effect on the Company's average unit price. The Company estimates that the adverse impact on revenues in 1999 will not be material, however.

      In the past, the Company has been able to offset a substantial portion of the impact of the reduced Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and the introduction of alternative technologies that do not depend on reimbursement through the RBRVS system. Despite these offsets, the substantial recent modifications to the physician fee schedule described above, plus the still growing impact of managed care, likely will continue to have a negative effect on the Company's average unit price. Other potential legislative and market changes may continue this trend, including the implementation of an outpatient PPS that bundles the technical component of surgical pathology services, as described above. However, the Company is not able to predict the exact nature or effect of any other potential changes affecting its reimbursement for anatomic pathology services at this time.

      Other Developments Affecting Reimbursement. In 1998, approximately 18% of the Company's net revenues were in the State of New York. In September 1996, New York passed the New York Health Care Reform Act of 1996 ("NYHCRA"). The NYHCRA requires payors to pay an 8.18% surcharge on the services provided by a variety of providers, including independent laboratories for services rendered to residents of the State of New York. If the payor neglects to pay the 8.18% surcharge directly, providers are required to collect the surcharge plus an additional assessment of 24% of the surcharge for a total surcharge of 32.18%. Under the NYHCRA, it is possible that independent labs, such as the Company, will be placed at a competitive disadvantage with physician office labs and other labs whose services are not subject to the surcharge. In addition, independent labs probably will be liable for the surcharge even if the payor fails to pay the laboratory. Moreover, payors may reduce the fees they pay for laboratory services in order to offset the surcharge. The New York State Clinical Laboratory Association, which brought suit against the New York State Department of Health alleging that these provisions of NYHCRA are unconstitutional under the United States and New York Constitutions and should not be enforced, is currently appealing an adverse decision on its challenge by the New York lower court. This association also is working to amend the law. Nonetheless, the law has been implemented and its impact has been reflected in the Company's financial statements and could have a negative impact on the portion of the Company's future net revenues derived from the State of New York.

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

      Existing federal law authorizes the Secretary of HHS to exclude providers from participation in the Medicare and Medicaid programs if they charge state Medicaid programs or Medicare fees "substantially in excess" of their "usual charges." On September 2, 1998, the OIG issued a final rule in which it indicated that this provision has limited applicability to services for which Medicare pays under a PPS or a fee schedule, such as clinical laboratory services and anatomic pathology services. The Medicaid laws in some states also have prohibitions related to discriminatory pricing. The Company employs practices similar to those examined in the 1990 OIG report discussed above in billing for its services. Depending upon the nature of any regulatory or enforcement action taken or the content of legislation, if any, which might be adopted to address this issue, the Company could experience a significant decrease in revenue which could have a material adverse effect on the Company. The legislation also provides for civil or criminal penalties or exclusion from participation in Medicare and Medicaid. The Company is unable to predict at this time whether any further regulatory, enforcement, or legislative action will be taken.

      In December 1992, an unrelated clinical laboratory, National Health Laboratories, Inc., ("NHL"), pleaded guilty to submitting false medical reimbursement claims to the United States government, and entered into a settlement which provides for payment of over $100 million. The United States government alleged that NHL, by marketing to physicians diagnostic test panels which bundled, together with a routine blood chemistry series, two other tests (ferritin and HDL cholesterol), induced physicians to order these other tests regardless of medical necessity. While NHL's additional charge to physicians for these two tests ordered as part of the NHL panel was nominal, NHL billed the Medicare program for them at full price. Since 1993 and continuing to the present, other laboratories have reached significant financial settlement with the government in cases involving similar issues. While it is not possible to predict how broadly the United States government may seek to expand the theory of liability it developed in these cases, the Company believes its practices differ materially from those at issue.

      In February 1997, the OIG released a model compliance plan for laboratories that is based largely on the corporate integrity agreements negotiated with the laboratories which settled the government's enforcement actions. The Company has reviewed the model compliance plan and is adopting, or modifying for adoption, aspects of the model plan that the Company deems appropriate to the conduct of its business. One key aspect of the corporate integrity agreements and the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. These requirements, and their likely effect on physician test ordering habits, focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests which make up the majority of the Company's business measured in terms of net revenues. Nevertheless, they potentially could affect physicians test ordering habits more broadly. The Company is unable to predict whether, or to what extent, these developments may have an impact or the utilization of the Company's services.

      Prior to 1998, the Medical Director of the Connecticut Medicare carrier to whom the Company submits its Medicare claims orally expressed the view that some amount of money which the carrier has paid to the Company for certain pathology services involving DNA measurements in prostate tumor cells (morphometric analysis of tumor) potentially is recoverable by the carrier. (The company is not presently submitting claims for this service.) The carrier Medical Director has never reduced his view to writing or otherwise asserted a claim. Accordingly, at this time, the Company cannot evaluate any such possible claim, or the probability of assertion of any such claim.

      During 1997, the Company was made aware that an agent based in the Hartford Connecticut branch of the U.S. Department of Health and Human Services Office of the Inspector General ("OIG") was investigating the Company's practice of supplying pathology specimen collection devices without charge to physician customers as well as unspecified billing issues that had been raised by the local Medicare carrier. The company believes that its practices with respect to specimen collection devices were proper, and a letter describing the Company's actions and its views regarding applicable regulations was sent by the Company to the OIG. That letter also requested information about any billing issues of concern to the OIG so that the Company could address them. As of the date of this report, the Company had not received a response from or otherwise been contacted by the OIG regarding these matters, and has not received any formal notification regarding the matter.

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

      The clinical chemistry segment, on the other hand, has been consolidated to an extent and the three largest national clinical laboratories in the U.S.:
Quest Diagnostics, SmithKline and Laboratory Corporation of America have a significant market share in outpatient testing. In February 1999, Quest Diagnostics announced that it had signed a definitive agreement to acquire the clinical laboratory operations of SmithKline. Their product offerings are broader and the three companies have more substantial financial and operational resources than the Company. Other competitors in this segment include special-purpose clinical laboratories and manufacturers of test kits and other diagnostic tools.

      In addition to the competition for customers, there is increasing competition for qualified personnel, particularly in the laboratory. To date, such competition has not had an adverse impact on the Company's operations.

      Significant factors that enhance the Company's ability to compete effectively include a highly-trained and knowledgeable sales force, high quality laboratory operations, accurate and consistent test results, quality of service to physicians, price and speed of turnaround for test results.

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

EMPLOYEES

      As of December 31, 1998, the Company had 462 full-time and 40 part-time employees.

REGULATORY MATTERS

      The Company's business is subject to government regulation at the federal,
state  and  local  levels,   some  of  which  regulations  are  described  under
"Laboratory," "Food and Drug Administration" and "Other" below.

      LABORATORY

      The Company's laboratory is certified or licensed under the federal Medicare program, the Connecticut Medicaid program and the Clinical Laboratories Improvement Act of 1967, as amended by the Clinical Laboratory Improvement Amendments of 1988 (collectively, "CLIA `88"). Licensure is maintained under the clinical laboratory licensure laws of Connecticut, where the Company's clinical laboratory is located and under the laws of several other jurisdictions. The Company believes it has obtained all material laboratory licenses required for its operations. In addition, the laboratory is licensed by the federal Nuclear Regulatory Commission and is accredited by the College of American Pathology.

      The federal and state certification and licensure programs establish standards for the day-to-day operation of a medical laboratory, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal or state regulatory agencies. In addition, federal regulatory authorities require participation in a proficiency testing program approved by the HHS for each of the specialties and subspecialties for which a laboratory seeks approval from Medicare or Medicaid and licensure under CLIA `88. Proficiency testing programs involve actual testing of specimens that have been prepared by an entity running an approved program for testing by the laboratory.

      A final rule implementing CLIA `88, published by HHS on February 28, 1992, became effective September 1, 1992. This rule has been revised on several occasions and further revision is expected in 1999. The CLIA `88 rule covers all laboratories in the United States, including the Company's laboratory. The Company has reviewed its operations as they relate to CLIA, including, among other things, the CLIA rule's requirements regarding laboratory administration, participation in proficiency testing, patient test management (including patient preparation, proper specimen collection, identification, preservation, transportation, processing and result reporting), quality control, quality assurance and personnel for the types of testing undertaken by the Company, and believes it to be in compliance with these requirements. However, no assurances can be given that the Company's laboratory will pass all future inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws.

      Existing federal laws governing Medicare and Medicaid, as well as some state laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. One provision of these laws, known as the "anti-kickback law," contains extremely broad proscriptions, and relatively little regulatory guidance or judicial precedent exists concerning its application. Violation of this provision may result in criminal penalties, exclusion from Medicare and Medicaid and, as of August 5, 1997, significant civil monetary penalties. Pronouncements from the OIG have indicated that enforcement resources may be focused on financial arrangements between laboratories and physicians and other purchasers of laboratory services, including, for example, arrangements under which laboratories supply physicians' offices with phlebotomists (blood-drawing technicians) who potentially could perform additional tasks that normally are the responsibility of the physician office staff. Under another provision, known as the "Stark" law or "self-referral prohibition," physicians who have an investment or compensation relationship with an entity furnishing clinical laboratory services (including clinical chemistry and anatomic pathology services) may not, subject to certain exceptions, refer clinical laboratory testing for Medicare patients to that entity. Similarly, laboratories may not bill Medicare or Medicaid or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare and Medicaid claims for the affected testing services, as well as the imposition of civil monetary penalties. On August 14, 1995, HHS published a Final Rule implementing this prohibition on Medicare referrals. On January 9, 1998, in a proposed rule implementing an extension of the Stark law to other (non-laboratory) services, HHS proposed some changes in the regulation applicable to laboratories. The Company does not expect these changes, if they are finalized, to have a major effect on the Company. The Company seeks to structure its arrangements with physicians and other customers to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means including consultation with legal counsel. However, the Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangement will not become subject to scrutiny under them. The Company has a compliance committee which meets on a regular basis to review various operations and relationships as well as adopt policies.

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

      FOOD AND DRUG ADMINISTRATION

      The FDA does not currently regulate laboratory testing services, which is the Company's principal business. However, the Company performs some testing services using test kits purchased from manufacturers for which FDA premarket clearance or approval for commercial distribution in the United States has not been obtained by the manufacturers ("investigational test kits"). Under current FDA regulations and policies, such investigational test kits may be sold by manufacturers for investigational use only if certain requirements are met to prevent commercial distribution. The manufacturers of these investigational test kits are responsible for marketing them under conditions meeting applicable FDA requirements. In January 1998, the FDA issued a revised draft Compliance Policy Guide ("CPG") that sets forth FDA's intent to undertake a heightened enforcement effort with respect to investigational test kits improperly commercialized prior to receipt of FDA premarket clearance or approval. That draft CPG is not presently in effect but, if implemented as written, would place greater restrictions on the distribution of investigational test kits. If the Company were to be substantially limited in or prevented from purchasing investigational test kits by reason of the FDA finalizing the new draft CPG, there could be adverse effects on the Company's ability to access new technology, which could have a material adverse effect on the Company's business.

      The Company also performs some testing services using reagents, known as analyte specific reagents ("ASRs"), purchased from companies in bulk rather than as part of a test kit. In November 1997, the FDA issued a new regulation placing restrictions on the sale, distribution, labeling and use of ASRs, such as those used by the Company. Most ASRs will be treated by the FDA as low risk devices, requiring the manufacturing to register with the agency, list its ASRs (and any other devices), conform to current good manufacturing practices ("CGMPs"), and comply with medical device reporting of adverse events. A smaller group of ASRs, primarily those used in blood banking and/or screening for fatal contagious diseases (e.g., HIV/AIDS), will be treated as higher risk devices requiring premarket clearance or approval from the FDA before commercial distribution is permitted. The imposition of this new regulatory framework on ASR sellers may reduce the availability or raise the price of ASRs purchased by the Company. In addition, when the Company performs a test developed in-house, using reagents rather than a test kit cleared or approved by the FDA, it will be required to disclose those facts in the test report. However, by clearly declining to impose any requirement for FDA premarket approval or clearance for most ASRs, the new rule removes one barrier to reimbursement for tests performed using these ASRs. In light of all the foregoing factors, it is impossible to predict exactly how the new regulation will affect the Company's business, and thus there can be no assurance that the new ASR regulation will not have a material adverse effect on the Company's business.

      OTHER

      Certain federal and state laws govern the handling and disposal of medical specimens, infectious and hazardous wastes and radioactive materials. Failure to comply with such laws could subject an entity covered by these laws to fines, criminal penalties and/or other enforcement actions.

      Pursuant to the Occupational Safety and Health Act, laboratories have a general duty to provide a work place to their employees that is safe from hazard. Over the past few years, the Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in the laboratory. In addition, OSHA recently has promulgated final regulations containing requirements healthcare providers must follows to protect workers from bloodborne pathogens. Failure to comply with these regulations, other applicable OSHA rules or with the general duty to provide a safe work place could subject an employers, including a laboratory employer, to substantial fines and penalties.

ITEM 2.     PROPERTIES

      The Company leases approximately 93,412 square feet of office and laboratory space in Stratford, Connecticut; Wilmington, Ohio; and Tampa, Florida. The leases on the Stratford facilities, representing 55,830 square feet, expires in May 2003, and contain options to renew for up to three years. The lease for the Wilmington facility, representing 19,200 square feet, expires March 31, 2001, and contains renewal options for five additional terms of three years each. The lease on the Tampa office and laboratory facility, representing 18,382 square feet, expires January 31, 2003, with an option to renew for an additional five-year period. The Company also leases a small office in Stamford, Connecticut and a record storage facility in Stratford, Connecticut. These leases expire in November 2000 with an option to renew for up to three years, and May 2004, respectively.

      The Company also leases four regional sales offices located in Florida, North Carolina, Texas and Ohio, with terms ranging from one to three years, and four branch offices in Florida with remaining terms of up to two years.

      (See Note 5 to the Company's consolidated financial statements included herewith).

ITEM 3.     LEGAL PROCEEDINGS

      On November 19, 1997, a suit was filed against the Company in the United States District Court, District of South Carolina (Frances P. Hadden v. DIANON Systems, Inc.). The complaint alleged, among other things, medical malpractice due to an incorrect diagnosis. The claim was settled in 1998 by the Company's insurance carrier, with the cost to the Company limited to the policy deductible.

            There are no other known material legal proceedings against the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 29, 1998, the Company held its 1998 Annual Meeting of Shareholders at which the following actions were approved: directors were elected and the appointment of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants for the calendar year ended December 31, 1998 was ratified. The directors elected were Messrs. Kevin C. Johnson, John P. Davis, E. Timothy Geary, G. S. Beckwith Gilbert, Bruce K. Crowther and Drs. James B. Amberson and Jeffrey L. Sklar. The table below represents the votes cast:

                    Director            In Favor     Withheld
                    --------            --------     --------

           James B. Amberson, M.D.      6,384,876     53,546
           Bruce K. Crowther            6,384,762     53,660
           John P. Davis                6,378,598     59,824
           E. Timothy Geary             6,384,762     53,660
           G. S. Beckwith Gilbert       6,384,053     54,369
           Kevin C. Johnson             6,380,444     57,978
           Jeffrey L. Sklar, M.D.,      6,384,762     53,660
             Ph.D.

      The other action taken at the Company's 1998 Annual Meeting of Shareholders, to ratify appointment of Arthur Andersen as the Company's independent public accountant for the calendar year ending December 31, 1998, had the following votes cast:

                       For         Withheld      Absentions
                       ---         --------      ----------

                    6,425,068        7,506         5,848

                                   PART II



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      DIANON's Common Stock trades on The Nasdaq Stock Market under the symbol "DIAN." The following table shows the high and low sales prices of the Company's Common Stock quoted on The Nasdaq Stock Market, for the periods indicated below:

                                          High           Low
                                          ----           ---
         1997:
         First Quarter                   $12-1/2       $8-1/8
         Second Quarter                   10-1/2        8-3/8
         Third Quarter                    10-3/8        7-3/4
         Fourth Quarter                   10            7-1/2

         1998:
         First Quarter                   $11-1/4       $8-1/4
         Second Quarter                   10-7/8        8-1/8
         Third Quarter                     9-5/8        6
         Fourth Quarter                    9            5-1/4




      As of March 4, 1999, the Company had approximately 2,073 shareholders of record. No dividends have been paid by DIANON and it is not anticipated that any will be paid in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS:

                               1998       1997      1996      1995      1994
                               ----       ----      ----      ----      ----
                                   (in thousands, except per share data)
                                   -------------------------------------

Net revenues                    $62,182   $60,887   $56,000   $45,700   $41,017

Gross profit                     26,511    29,766    29,101    25,310    24,300

Expenses:
     Selling, general and
       administrative
       expenses (1)              21,465    22,912    22,443    19,620    17,505
     Research and
       development                  528     1,666     3,157     5,255     4,512
                                -----------------------------------------------

Income from operations           4,518      5,188    3,500        435     2,283

Net interest income(expense)       682        523      307        181       (90)
Provision for income taxes       2,246      2,413    1,637        509       832
                                -----------------------------------------------
Net income                      $2,954     $3,298   $2,170      $ 107    $1,361
                                ===============================================

EPS:
     Basic                      $  .44     $  .51   $  .35      $ .02    $  .26
     Diluted                    $  .43     $  .48   $  .35      $ .02    $  .26

Weighted average shares
 outstanding:
     Basic                       6,678      6,430    6,151      5,542     5,297
     Diluted                     6,902      6,808    6,287      5,549     5,308


BALANCE SHEET DATA:

Working capital                $24,327    $21,387  $18,058    $16,974   $11,931
Total assets                    36,703     36,889   34,536     30,455    25,206
Long-term obligations               81        107      272        750     1,674
Stockholders' equity (2)        31,383     29,046   26,549     23,452    18,664


(1) During 1998, 1997, 1996, 1995 and 1994, non-recurring charges relating to severance costs as a result of streamlining its operations and of the resignation of certain officers, restructuring, accelerated amortization and other one-time costs of $212,000, $324,000, $609,000, $2,668,000 and
     $692,000, respectively, were incurred. (See Notes 3 and 11 to the Company's consolidated financial statements included herewith).
(2) No dividends were paid by the Company during the periods presented above.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
            FINANCIAL CONDITION.

      The Company's results of operations over the three-year period ended December 31, 1998 reflect its continued shift toward anatomic pathology testing. The acquisition of PRL in February 1998 offset the impact of volume mix shifts during 1998 toward lower margin services, as well as reimbursement decreases which occurred throughout 1998. The reduced profit impact of these revenue factors was partially offset through cost savings in selling, general, administrative and other operating expenses, principally in the early part of 1998.

YEAR 2000 ISSUE
---------------

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

      While the Company believes the remedial measures necessary to address its internal Year 2000 issues are not material and will require minimal resources to resolve, it has determined that certain actions are necessary. It has developed a plan to mitigate its Year 2000 issues, which involves four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all material systems that could be affected by the Year 2000 issue, and has identified specific systems requiring further action. Currently, 100% of the Company's software has been remediated, unit tested, and implemented. Substantial progress has been made with respect to personal computers, mainframes, servers and laboratory instrumentation. The Company expects all of its computer hardware to be Year 2000 compliant by the end of the second half of 1999.

      The Company will utilize internal resources to reprogram, or replace, test, and implement the software for Year 2000 modifications. Management anticipates that its total Year 2000 project costs will be less than $50,000.

      The Company continues to query its important customers, suppliers and vendors to assess their Year 2000 readiness. As to customers, the most significant exposure is that associated with the federal government's Medicare and Medicaid programs and with major insurance companies. These customers in aggregate represent a material portion of the Company's revenues and corresponding cash flow. As to suppliers and vendors, the most significant exposure is that associated with air transportation (substantially all specimens are flown in overnight and the resulting reports overnighted back to the customer) and laboratory supplies. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these customers, suppliers and vendors will be Year 2000 compliant. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. As discussed above, the Company is unaware of any Year 2000 issues related to air transportation. Accordingly, the Company has not developed a contingency plan in the event its vendors for air transportation are not Year 2000 compliant. The Company will strive to maintain liquidity, through its credit line and cash position, to mitigate any cash flow risks associated with the aforementioned Year 2000 exposures.

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

RESULTS OF OPERATIONS
---------------------

o     NET REVENUES

      Net revenues increased to $62.2 million in 1998 from $60.9 million in 1997 and $56.0 million in 1996, representing annual increases of 2.1% and 8.7%, respectively.

      Anatomic pathology net revenues increased to $48.2 million in 1998 from $43.9 million in 1997 and $37.0 million in 1996, increases of 9.6% and 18.8%, respectively. The revenue growth reflects increased penetration in the anatomic pathology area, including the impact of the PRL acquisition in February 1998, offset by pricing reductions.

      Clinical chemistry net revenues decreased over the three-year period, from $19.0 million in 1996 to $17.0 million in 1997 and $14.0 million in 1998, decreases of 10.9% and 17.3%, respectively. These decreases reflect the Company's shifting emphasis toward anatomic pathology, and are the result of both volume and pricing reductions, the latter reflecting Medicare reimbursement pressures.

o     COST OF SALES

      Cost of sales, which consists primarily of laboratory payroll and supplies, logistics and facility costs, increased to $35.7 million in 1998 from $31.1 million in 1997 and $26.9 million in 1996. As a percentage of sales, cost of sales totaled 57.4%, 51.1% and 48.0% in 1998, 1997 and 1996, respectively. The increased percentages of revenue represented by cost of sales largely reflects the impact of a mix shift toward certain lower margin services, the aforementioned price decreases, and the integration of PRL.

o     GROSS PROFIT

      Gross profit totaled $26.5 million in 1998 versus $29.8 million in 1997 and $29.1 million in 1996, while gross profit margins were 42.6%, 48.9% and 52.0%, respectively. The decreases in gross profit and margins reflect the factors discussed above under cost of sales. Also, the increase in anatomic pathology sales as a percentage of total sales results in higher average unit pricing with lower gross margin percentages, due to the higher costs associated with providing these services.

      The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady and continuing downward pressure on prices exerted by both government and private third party payers. Payment for services such as those provided by the Company is and will likely continue to be affected by periodic reevaluations made by payers concerning which services to reimburse or cease reimbursing, and over time Congress has reduced the national cap on Medicare laboratory fee schedules (under which the Company's clinical chemistry services are reimbursed) to 74% of the national median. The President's fiscal year 2000 budget proposes to reduce this cap even further to 72% of the national median. In addition, legislation freezes fee schedule payments for the 1998-2002 period.

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

      On November 1, 1998, HCFA published its final Medicare physician fee schedule regulation, which became effective on January 1, 1999. This regulation decreased the conversion factor by 5.3% in 1999. It also recalculated physician practice expenses, a key component of the RBRVS, to reflect resource consumption rather than historical charge data. The resulting new practice expense values will be phased in over the period 1999 to 2002. While the actual impact on the Company's Medicare pathology revenues will depend on the mix of pathology services furnished, HCFA estimates that the new system will decrease the Medicare revenue for pathologists 13% once it is fully phased in at the end of the four-year period. Overall, these fee schedule changes likely will continue to have a negative effect on the Company's average unit price. The Company estimates that the adverse impact on revenues in 1999 will not be material, however.

      The Balanced Budget Act of 1997 ("BBA") contains measures to establish market-oriented purchasing for Medicare, including prospective payment systems ("PPS") for outpatient hospital services, home health care, and nursing home care. Of these systems, only the skilled nursing facility ("SNF") PPS has been implemented. Since the Company does only minimal clinical laboratory testing for SNF patients, this change is not expected to materially affect the Company's business.

      The BBA also directs the Secretary of the Department of Health and Human Services to implement a PPS for hospital outpatient services by January 1, 1999. Because of Year 2000 computer problems, however, HCFA has asserted that it cannot implement the outpatient PPS until April 1, 2000, at the earliest. On September 8, 1998, HCFA published a proposed outpatient PPS rule that would carve out clinical laboratory services from the outpatient PPS rates, but would include the technical component of surgical pathology services. The outpatient PPS could affect the Company's revenues for these surgical pathology services depending on the precise details of how and when the PPS is implemented.

      Other potential changes in government and third-party payer reimbursement, resulting from federal, state or local legislation, the impact of managed care, competitive bidding, or other market pressures, are also likely to continue the downward pressure on prices and make the market for clinical laboratory services more competitive, which could in turn have a material adverse impact on the Company's gross profits.

o     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased from $22.9 million in 1997 to $21.5 million in 1998, after increasing slightly over the $22.4 million incurred in 1996. As a percentage of sales, selling, general and administrative expenses decreased significantly over the three-year period from 40.0% in 1996 to 34.5% in 1998, reflecting the operating leverage resulting from the PRL acquisition and general revenue growth, lower marketing expenses in 1998, and lower selling expenses in the early part of 1998 due to changes in the sales force. These were offset somewhat by increased spending corresponding to an increase in personnel in the billing department.

o     RESEARCH AND DEVELOPMENT

      Research and development expenses decreased to $0.5 million in 1998 from $1.7 million in 1997 and $3.2 million in 1996. The higher expense in 1996 reflects the costs associated with launching the anatomic pathology testing services, including the cost of building the Company's database. The reduction in 1997 reflects the completion of this launch, and the further reduction in 1998 partially reflects the evolution of certain developmental test costs from R&D into cost of sales as those tests have been brought to market and reimbursement rates are currently being established.

o     INCOME FROM OPERATIONS

      Income from operations decreased to $4.5 million in 1998, from $5.2 million in 1997 and $3.5 million in 1996, reflecting the factors discussed above. The relatively modest drop in year-to-date operating income, despite the larger drop in gross profit, partially reflects cost control initiatives implemented in anticipation of reimbursement reductions.

o     NET INTEREST INCOME

      Net interest income grew to $682,000 in 1998 from $522,000 in 1997 and $307,000 in 1996. This reflects the increased cash and cash equivalent position of the Company over the period, partially resulting from cash generated by operations.

o     PROVISION FOR INCOME TAXES

      The provision for income taxes decreased to $2.2 million in 1998, from $2.4 million in 1997 and $1.6 million in 1996, while the effective tax rate was 43.2%, 42.2% and 43.0%, respectively.

o     NET INCOME

      Net income decreased 10.4% to $3.0 million, from $3.3 million in 1997 and $2.2 million in 1996. Basic earnings per share decreased to $0.44 per share in 1998, from $0.51 per share in 1997 and $0.35 per share in 1996. Diluted earnings per share decreased to $0.43 per share in 1998, from $0.48 per share in 1997 and $0.35 per share in 1996.


LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1998, the Company had total cash and cash equivalents of $12.1 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. Working capital was $24.3 million, $21.4 million and $18.1 million, as of December 31, 1998, 1997 and 1996, respectively and the current ratios were 5.6:1, 3.8:1 and 3.4:1, respectively.

      Accounts receivable (net of allowances) totaled $14.4 million at both December 31, 1998 and 1997 versus $15.4 as of December 31, 1996, representing approximately 82 days, 90 days and 79 days of average sales, respectively.

      Capital expenditures for 1998, 1997 and 1996 were $2.0 million, $1.9 million, and $3.4 million, respectively. Expenditures in 1998 were primarily related to information systems enhancements, both medical and billing. In addition, $360,000 was expended in 1998 toward the acquisition of PRL.

      Effective February 17, 1998, the Company entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including those related to financial covenants. To date, there have been no amounts drawn down under this line.

      As of December 31, 1998, the Company holds 222,019 shares of Common Stock in treasury at a cost of approximately $1.8 million. In October 1998, the Company's Board of Directors authorized to repurchase up to an additional 1.5 million shares of the Company's Common Stock, on the open market or in a private transaction, and that the total expenditures for share repurchases be limited to an additional $10.0 million, for a total authorization of approximately 1.7 million shares and $12.0 million in total expenditures. The remaining authorized repurchases as of December 31, 1998 is approximately 1.5 million shares and $10.2 million in total expenditures.

      On January 6, 1999, the Company signed a letter of intent to acquire substantially all the assets of Kyto-Meridien Diagnostics, LLC, an outpatient OB/Gyn laboratory with locations in Woodbury and New City, New York. The Company is in the process of conducting due diligence and, subject to the result of this process, expects to close the acquisition in the second quarter of 1999. The Company plans to finance the acquisition through a combination of available cash and drawdowns of the aforementioned credit line, as well as issuance of Common Stock, newly issued or treasury shares.

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


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      None


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements and schedule and the reports of independent public accountants thereon appear beginning on page F-2. See index to such consolidated financial statements and schedules and reports on page F-1.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE

      None

                                   PART III

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

      Kevin C. Johnson, age 44, a Director since May 1996, is President and Chief Executive Officer of the Company. Mr. Johnson joined DIANON as President in May 1996, and was appointed to the additional position of Chief Executive Officer in February 1997. Formerly, Mr. Johnson was with Corning Inc., a manufacturer of specialty materials and a provider of laboratory services, for eighteen years, serving most recently as Vice President and General Manager of Corning Clinical Laboratories' Eastern region in Teterboro, New Jersey.

      John P. Davis, age 57, a Director since 1984, has served as a consultant to the Company since October 1, 1998. Mr. Davis was President and Chief Executive Officer of Infant Advantage, Inc., a child development company from December 1997 through June 1998. From May 1995 through December 1997, Mr. Davis was President and Chief Executive Officer of Calypte Biomedical Corp., a diagnostic products company. From 1984 to January 1995, Mr. Davis was an officer of the Company. Mr. Davis joined the Company in January 1984 as President and Chief Operating Officer, and subsequently became co-Chief Executive Officer in 1992 and Chief Executive Officer in 1994. In January 1995, Mr. Davis resigned as Chief Executive Officer of the Company and became Vice Chairman of the Board. As of February 1997, Mr. Davis was elected non-executive Chairman of the Board. Mr. Davis also serves as Chairman of the Board of CytoLogix, Inc.

      James B. Amberson, age 47, a Director since January 1995, is Senior Vice President and Chief Medical Officer of the Company. Dr. Amberson joined DIANON in 1989 as Director, Cytometry Business Unit, and has served as Vice President of Pathology Services, Vice President of Medical Affairs and Senior Vice President and General Manager of the Anatomic Pathology Unit before his present position. Prior to joining the Company, Dr. Amberson was Assistant Professor of Pathology, Cornell University Medical College for six years. Dr. Amberson holds an MD from Johns Hopkins University and an MBA from Columbia University School of Business.

      Bruce K. Crowther, age 47, a Director since December 1997, is President and Chief Executive Officer of Northwest Community Healthcare, Northwest Community Hospital, in Arlington Heights, Illinois and certain of its affiliates since January 1992. Mr. Crowther is a Fellow of the American College of Healthcare Executives, and immediate past - Chairman of the Board of the Illinois Hospital and HealthSystems Association and serves on the Board of both Chicago Hospital Risk Pooling Program and Wintrust Financial Corporation. Mr. Crowther received an MBA from Virginia Commonwealth University Medical College in Richmond, VA.

      E. Timothy Geary, age 47, a Director since May 1997, had been Chairman, President and Chief Executive Officer of National Surgery Centers, Inc. of Chicago, Illinois, the leading independent owner and operator of ambulatory surgery centers in the country, until its acquisition by HealthSouth Corporation on July 22, 1998. Prior to founding National Surgery Centers in 1987, Mr. Geary served as a Vice President with Medical Care International. Mr. Geary is a member of the Board of Directors of the Federated Ambulatory Surgery Association. Mr. Geary holds an MBA and BA from the University of Chicago.

      G. S. Beckwith Gilbert, age 57, a Director since October 1995, is President, Chief Executive Officer and a Director of Field Point Capital Management Company in Greenwich, Connecticut, a merchant banking firm. Mr. Gilbert is also a partner of Wolsey & Co., a merchant banking firm. In addition, Mr. Gilbert is Chairman, President and Chief Executive Officer of Megadata Corporation. He is a Director of Davidson Hubeny Brands, Inc. and Kionix, Inc. Mr. Gilbert is a graduate of Princeton University and holds an MBA from New York University. In February 1997, the Board elected Mr. Gilbert Chairman of the Executive Committee.

      Jeffrey L. Sklar, age 51, a Director since 1994, is Professor of Pathology, Harvard Medical School, and Director, Divisions of Diagnostic Molecular Biology and of Molecular Oncology, Department of Pathology, Brigham and Women's Hospital. Dr. Sklar has served on numerous editorial boards and has consulted widely to the biotechnology industry. In addition, Dr. Sklar serves on the Scientific Advisory Committee for Clinical Science, The Fred Hutchinson
Cancer Center, Seattle, Washington; the Scientific Advisory Committee, New England Primate Research Center, Harvard University; the External Review Committee, Dana-Farber Cancer Institute, Boston, and the Pathology B Study Section, National Institutes of Health. Dr. Sklar also serves as a Director of Transgenomic, Inc. and holds an MD and Ph.D. from Yale University and an MA (honorary) from Harvard University.


COMPENSATION OF DIRECTORS

      Directors who are not employees of the Company are paid $1,500 for each meeting of the Board of Directors attended in person and $500 for each meeting attended by telephone, and committee members are paid $500 for each committee meeting attended which does not occur on the same day as a Board meeting. Directors are also reimbursed for expenses to attend meetings of the Board and its committees. In addition, the Company has made payments to Brigham & Women's Hospital, Inc., for which Dr. Sklar is a director, Division of Diagnostic
Molecular Biology, Department of Pathology. See "Compensation Committee Interlocks and Insider Participation."

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

      In addition to his aforementioned duties, commencing October 1, 1998 Mr. Davis began serving as a consultant to the Company, providing approximately two days per week of consulting services and maintaining an office at the Company. He works closely with the sales and marketing functions of the Company, and is involved in the planning and development of sales training programs, recruiting, compensation planning, market segmentation, pricing, and national and managed care marketing programs. As compensation for these services, Mr. Davis receives $50,000 annually (payable monthly at $4,166), in addition to his director compensation and in addition to the $50,000 he receives in his capacity as non-Executive Chairman of the Board. In connection with his consulting arrangement, Mr. Davis was also paid a relocation reimbursement of $123,667 in February 1999, and will receive in 1999 a payment to reimburse him for the tax effect of the relocation payment.

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

INFORMATION REGARDING EXECUTIVE OFFICERS

      Steven T. Clayton, age 32, has served as Vice President, Information Services since he joined the Company in December 1996. Prior to joining the Company, Mr. Clayton was with Corning Clinical Laboratories for nine years serving most recently as the Midwest Regional Director of Information Systems. Mr. Clayton holds an ASM from Thomas Edison State College.

      Valerie B. Palmieri, age 37, has served as Vice President, Service Operations since November 1998. Ms. Palmieri joined the Company in December 1987 as a Medical Technologist and subsequently served as Laboratory Supervisor, Operations Laboratory Manager, Director of Operations, Clinical Pathology, and Director of Service Operations. Prior to joining the Company, Ms. Palmieri was with Park City and Bridgeport Hospital as a Medical Technologist. Ms. Palmieri holds a BS from Western Connecticut State University.

      David R. Schreiber, age 39, has served as Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary since November 1996 when he joined the Company. Formerly, Mr. Schreiber was with Corning Clinical Laboratories, a provider of laboratory services, for 10 years, serving most recently as Vice President and General Manager of the laboratory's Midwest region. Mr. Schreiber holds an MBA from Northern Illinois University.

      Martin  J.  Stefanelli,  age 38,  has  served as  Senior  Vice  President,
Operations since October 1998. He previously served as Vice President, Laboratory Operations. Mr. Stefanelli joined the Company in January 1990 as a Sales Representative and subsequently served as Logistics Manager, Marketing Manager and Director of Operations, Anatomic Pathology. Before joining the Company, Mr. Stefanelli was a captain in the U.S. Army. Mr. Stefanelli holds a BS from the United States Military Academy.

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

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the fiscal year ended December 31, 1998, all Section 16(a) reporting requirements applicable to its officers, directors and greater than ten percent beneficial shareholders were complied with except for the following:
Dr. Amberson, Mr. Clayton, Mr. Fanuko, Mr. Johnson, Ms. Palmieri, Mr. Schreiber and Mr. Stefanelli each who was late in filing one grant issued on October 28, 1998 and Mr. Barry (formerly Vice President of Marketing and Technology) filed one late report with respect to one transaction.

ITEM 11.    EXECUTIVE COMPENSATION

      The following table sets forth information with respect to the following named executive officers: (i) the person who served as Chief Executive Officer ("CEO") during 1998 and (ii) the four most highly compensated executive officers other than the CEO serving at December 31, 1998 whose total salary and bonus for 1998 exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                                                            Long Term
                              Annual Compensation                         Compensation
                          ---------------------------                      ------------
                                                                 Other       Securities
       Name and                                                  Annual      Underlying      All Other
  Principal Position      Year      Salary       Bonus        Compensation    Options      Compensation
  ------------------      ----      ------       -----        ------------    -------      ------------
Kevin C. Johnson          1998     $295,773     $    --       $  --            40,000        $184,599 (1)
President, Chief          1997      281,939       82,378         --              --           158,360
Executive Officer and     1996      174,520       94,000         --           200,000           1,507
  Director


James B. Amberson, M.D    1998      239,200          --          --            12,000          10,568 (2)
Senior Vice President,    1997      238,790       35,451         --            20,000           2,630
  Chief Medical Officer   1996      200,013       47,869         --            15,000           2,530
  and Director

David R. Schreiber        1998      195,582          --          --            20,000           6,124 (3)
Senior Vice President     1997      191,170       65,702         --            20,000         149,167
Finance, Chief Financial  1996       29,231       80,000         --            50,000           1,742
  Officer and Corporate
  Secretary

Steven T. Clayton         1998      127,211          --          --             5,000          43,613 (4)
Vice President,           1997      120,000       35,568         --            15,000          73,073
  Information Services    1996        6,923       14,000         --            15,000              --

John S. Fanuko (5)        1998      120,046       20,000(6)      --            30,000              77 (7)
Vice President, Finance   1997         --            --          --              --                --
  and Corporate           1996         --            --          --              --                --
  Controller


(1) The $184,599 indicated for Mr. Johnson represents: (i) a stock grant of 15,000 shares of Common Stock on January 2, 1998 at a market value totaling $146,250; (ii) a loan forgiveness aggregating $30,000 pursuant to Mr. Johnson's employment agreement; (iii) an auto allowance of $5,214;
      (iv) contributions of $1,600 paid by the Company pursuant to the Company's 401(K) Retirement Plan; and (v) term life insurance premiums of $1,535 paid by the Company.

(2) The $10,568 indicated for Dr. Amberson represents an auto allowance of $8,028, contributions of $1,600 paid by the Company pursuant to the Company's 401(K) Retirement Plan, and term life insurance premiums of $940 paid by the Company.

(3) The $6,124 indicated for Mr. Schreiber represents an auto allowance of $4,440, contributions of $1,600 paid by the Company pursuant to the Company's 401(K) Retirement Plan and term life insurance premiums of $84 paid by the Company.

(4) The $43,613 indicated for Mr. Clayton represents relocation costs of $12,267, a tax reimbursement of $31,262 related to relocation costs and term life insurance premiums of $84 paid by the Company.

(5) Mr. Fanuko joined the Company in January 1998 as Vice President-Finance and Corporate Controller and resigned from the Company in March 1999.

(6)   The $20,000 indicated  for Mr. Fanuko represents a sign-on bonus.

(7) The $77 indicated for Mr. Fanuko represents term life insurance premiums paid by the Company.

      STOCK OPTIONS

      The following table shows, as to the named executive officers of the Company, information about option grants in the last fiscal year. The Company, as of December 31, 1998, has not granted any Stock Appreciation Rights to officers.

                        INDIVIDUAL GRANTS
-------------------------------------------------------------------

                                                                                          POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED
                                                                                            ANNUAL RATES OF
                           NUMBER OF       % OF TOTAL                                         STOCK PRICE
                           SECURITIES        OPTIONS        EXERCISE                        APPRECIATION FOR
                           UNDERLYING      GRANTED TO          OR                              OPTION TERM
                            OPTIONS         EMPLOYEES       BASE PRICE       EXPIRATION   --------------------
        NAME                GRANTED(#)       IN 1998        ($/SHARE)           DATE        5%($)      10%($)
        ----               ----------        -------        ---------           ----      -------      -------
James B. Amberson, M.D.    12,000 (2)            5%         $6.875         10/28/2008     $51,884     $131,484
Steven T. Clayton           5,000 (2)            2%          6.875         10/28/2008      21,618       54,785
John S. Fanuko             15,000 (1)            6%          8.750         01/09/2008      82,542      209,179
John S. Fanuko             15,000 (2)            6%          6.875         10/28/2008      64,855      164,355
Kevin C. Johnson           40,000 (2)           16%          6.875         10/28/2008     172,946      438,279
David R. Schreiber         20,000 (2)            8%          6.875         10/28/2008      86,473      219,140

(1) In January 1998, the Company granted Mr. John S. Fanuko options to purchase 15,000 shares of Common Stock at $8.75 per share when he joined the Company. These options vest 40% in January 2000 and 20% during each year thereafter. Upon termination, all unvested options are cancelled and all vested options expire 90 days after termination of employment.
(2) In October 1998, the Company granted certain employees and officers options to purchase 217,000 shares of Common Stock at $6.875 per share. These options vest 40% in October 2000 and 20% during each year thereafter. Upon termination, all unvested options are cancelled and all vested options expire 90 days after termination of employment.

      The following table shows aggregate option exercises in the last fiscal year and fiscal year-end option values for the named executive officers. The Company, as of December 31, 1998, has not granted any Stock Appreciation Rights.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                        Value
                                       Realized
                                       (Market
                                        Price                                    Value of Unexercised
                                        Shares       Number of Securities     In-the-money Options At Fy-
                                       Exercise     Underlying Unexercised    End (based on FY-End Price
                         Acquired        Less         Options At Fy-end (#)     of $9.00/Share) ($) (1)
                            On         Exercise                               ----------------------------
        Name            Exercise(#)    Price)($)    Exercisable  Unexercisable  Exercisable    Unexercisable
        ----            -----------    ---------    -----------  -------------  -----------    -------------
James B. Amberson, M.D.      --          $ --          46,300       57,200       $189,777         $113,708
Steven T. Clayton            --            --           6,000       29,000          6,750           24,500
John S. Fanuko               --            --               0       30,000              0           35,625
Kevin C. Johnson             --            --          80,000      160,000        265,000          482,500
David R. Schreiber           --            --          20,000       70,000         47,500          118,750

(1) Computed based upon difference between aggregate fair market value and aggregate exercise price.


 EMPLOYMENT AND SEVERANCE AGREEMENTS

      The Company entered into an employment agreement with Mr. Johnson on May 2, 1996. The agreement provides for Mr. Johnson to serve as President of the Company at an initial base salary of $275,000 per annum, the grant of options to purchase 200,000 shares of Common Stock with a 10-year term and an exercise price of $5.69, stock grants of 15,000 shares of Common Stock on January 2, 1997 and 15,000 additional shares on January 2, 1998, a signing bonus of $50,000 and a loan of $150,000. The loan carries an interest rate of 5.9%, payable annually, and is repayable upon termination of Mr. Johnson's employment with the Company. If Mr. Johnson continues to be employed with the Company, the loan principal will be forgiven at the rate of $2,500 per completed month of employment from January 31, 1998 through December 31, 2002. This agreement provides that in the event of a termination of Mr. Johnson's employment other than for "Cause," as defined in the agreement, he is entitled to receive one year's salary and other benefits. Subject to the foregoing, this agreement is subject to termination at will by either party.

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

      The Company entered into an agreement with James B. Amberson, M.D. on September 1, 1996, which provides that following a "Change in Control" of the Company, as defined in the agreement, if Dr. Amberson's employment is terminated other than for "Cause," as defined in the agreement, he is entitled to receive one year's salary and bonus and all his stock options will vest completely. Dr. Amberson's agreement expires in September 2001 and is subject to successive automatic one-year renewals thereafter (unless certain notice is given).

      The Company also entered into an employment agreement with James B. Amberson, M.D. on September 1, 1996. Pursuant to such agreement, Dr. Amberson is entitled to a salary as determined by the Company and other employee benefits made available by the Company to its employees. This agreement provides that in the event of a termination of Dr. Amberson's employment for other than "Stated Cause" (as defined in the agreement), he is entitled to receive six month's salary and other benefits. Subject to the foregoing, this agreement is subject to termination at will by either party.

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

       COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


      Dr. Sklar served as a member of the Compensation Committee of the Company's Board of Directors during the last completed fiscal year and is continuing to serve as such in the 1999 fiscal year. In 1995 the Company entered into a three-year research and development agreement with Brigham & Women's Hospital, Inc., for which Dr. Sklar is director, Division of Diagnostic Molecular Biology, Department of Pathology. The agreement required the Company to make quarterly payments of $30,000 in exchange for an option to obtain rights in certain existing inventions as well as inventions developed during the course of the research in the areas of cancer detection and diagnosis. The research was to be conducted by Dr. Sklar. The Company paid $8,000, $60,000, $120,000 and $60,000 under this agreement in 1998, 1997, 1996 and 1995, respectively. The Company terminated this agreement effective as of June 30, 1997 and has made all required payments. In addition, the Company made payments to Brigham & Women's Hospital, Inc. of $30,000 in 1996 for consulting services.


       COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION


       The information required by this item is included in the registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF VOTING STOCK BY CERTAIN BENEFICIAL OWNERS

      The following table sets forth information with respect to the only persons who, to the best knowledge of the Company as derived from Schedules 13F, 13D and 13G filed by such persons, beneficially owned more than five percent of the Common Stock of the Company as of March 4, 1999. Unless otherwise indicated below, each person included in the table has sole voting and investment power with respect to all shares included therein.

                                           Amount and Nature     Percent
                   Name and Address of       of Beneficial         of
Title of Class       Beneficial Owner         Ownership          Class(1)
--------------       ----------------         ---------          --------
Common Stock   G. S. Beckwith Gilbert et al   1,809,452 (2)(3)    27.5% (3)
               66 Field Point Road
               Greenwich, CT 06830

Common Stock   Oracle Management Partners,      688,400           10.5%
               Inc. and Affiliates
               712 E 5th Avenue - 45th Floor
               New York, NY  10019

Common Stock   John M. Bryan et al              356,412            5.4%
               Bryan and Edwards
               600 Montgomery Street -
               35th Floor San Francisco, CA 94111

(1) For the purposes of this table, "Percent of Class" held by each person has been calculated based on a total class equal to the sum of (i) 6,567,915 shares of Common Stock issued and outstanding on March 4, 1999 plus (ii) for such person the number of shares of Common Stock subject to stock options or warrants presently exercisable, or exercisable within 60 days after March 4, 1999, held by that person, and which percent is rounded to the nearest whole number.
(2) Mr. Gilbert has shared voting and investment power with respect to 121,951 shares included in the table above.
(3) As of March 4, 1999, Mr. Gilbert cannot vote, without restriction, any Common Stock or other voting securities of the Company beneficially owned by him representing greater than 20% of the total voting power of the Company's voting securities outstanding from time to time, or 1,313,583 votes as of March 4, 1999. Excess votes above this amount are required to be voted in proportion to the votes cast by all other shareholders of the Company.

OWNERSHIP OF VOTING STOCK BY MANAGEMENT

       The following table gives information concerning the beneficial ownership of the Company's Common Stock as of March 4, 1999 by each director and each of the executive officers named in the summary compensation table and all current directors and executive officers (as of March 4, 1999) as a group.

                                Total Shares
                                Beneficially    Direct    Right to   Percent of
Beneficial Owners                Owned(1)(2)   Ownership  Acquire(3)  Class(4)
-----------------                -----------   ---------  ----------  --------

James B. Amberson, M.D.              95,384      31,402     46,300      1.4%
Steven T. Clayton                     6,000          --      6,000        -- (5)
Bruce K. Crowther                     2,339       1,196      1,143        -- (5)
John P. Davis                       242,675     118,325    124,350      3.6%
John S. Fanuko                           --          --         --        -- (5)
E. Timothy Geary                      3,595       1,642      1,953        -- (5)
G. S. Beckwith Gilbert            1,809,452   1,802,105      7,347     27.5% (6)
Kevin C. Johnson                    168,340      30,658    120,000      2.5%
David R. Schreiber                   45,182       7,500     20,000        -- (5)
Jeffrey L. Sklar, M.D., Ph.D.        18,371       2,105     16,266        -- (5)

All current directors and
  executive officers as a         2,363,274   1,994,985    350,607     34.2%
  group (12 persons)

(1) The information as to beneficial ownership is based on statements furnished to the Company by its executive officers and directors. Each executive officer and director has sole voting and sole investment power with respect to his respective shares listed above, except that the shares reported for Mr. Gilbert include 121,951 shares which are held by a trust of which Mr. Gilbert is a trustee, as to which Mr. Gilbert shares voting and investment powers. Amounts shown for each of Messrs. Johnson and Schreiber and Dr. Amberson include 17,682 shares held in the Company's 401(K) Retirement Plan, as to which such officers share voting power as trustees of such plan and each individual plan participant has investment power, subject to the terms of such plan, of the shares in his account; such amount includes 658 shares in Mr. Johnson's account.
(2) Includes shares listed under the captions "Direct Ownership" and "Right to Acquire," as well as shares held in the Company's 401(K) Retirement Plan which are beneficially owned by the named individuals as trustees of such plan but as to which such trustees have no economic interest.
(3) Individuals have the right to acquire these shares within 60 days of March 4, 1999 by the exercise of stock options or through purchases under the Company's Employee Stock Purchase Plan.
(4) For the purposes of this table, "Percent of Class" held by each individual has been calculated based on a total class equal to the sum of (i) 6,567,915 shares of Common Stock issued and outstanding on March 4, 1999 plus (ii) for such individual the number of shares of Common Stock subject to stock options presently exercisable, or exercisable within 60 days after March 4, 1999, held by that individual, and which percent is rounded to the nearest whole number.
(5) Owns less than 1% of the outstanding Common Stock.
(6) As of March 4, 1999, Mr. Gilbert cannot vote, without restriction, any Common Stock or other voting securities of the Company beneficially owned by him representing greater than 20% of the total voting power of the Company's voting securities outstanding from time to time, or 1,313,583 votes as of March 4, 1999. Excess votes above this amount are required to be voted in proportion to the votes cast by all other shareholders of the Company.

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



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements, Financial Statement Schedules Filed.

      1) Financial Statements - See accompanying Consolidated Financial Statements and Schedules, Pages F-1 through F-18.

      2)    Financial  Statement  Schedules  -  See  accompanying   Consolidated
            Financial Statements and Schedules, Pages F-1 through F-18.

      3)    Exhibits - Refer to 14(c) below.

(b) The Company filed no reports on Form 8-K in the fourth quarter of 1998 with the Securities and Exchange Commission.

(c)   Exhibit Index


3.1 Restated Certificate of Incorporation of the Company, as amended through June 12, 1991 (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement No. 33-41226).
3.2 Restated By-Laws of the Company, as amended through October 24, 1996 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement No. 333-18817).
3.3 Restated By-Laws of the Company, as amended through February 2, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement No. 333-18817).
10.1 Consulting Agreement, dated August 4, 1989, between DIANON Systems, Inc. and Nonda Katopodis, Ph.D. (incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement No. 33-41226).**
10.2 Executive Vesting Agreement, dated as of June 11, 1991, between DIANON Systems, Inc. and James B. Amberson, M.D. (incorporated by reference to
      Exhibit 10.13 of the Registrant's Registration Statement No. 33-41226).**
10.3 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 of the Registrant's Registration Statement No. 33-41226).**
10.4 Management Incentive Plan (incorporated by reference to Exhibit 10.18 of the Registrant's Registration Statement No. 33-41226).**
10.5 Stock Option Grant to Walter O. Fredericks, dated April 27, 1990 (incorporated by reference to Exhibit 10.23 of the Registrant's Registration Statement No. 33-41226).**
10.6  Stock  Option  Grant  to  Richard  A.   Sandberg,   dated  June  12,  1991
      (incorporated by reference to Exhibit 10.24 of the Registrant's Registration Statement No. 33-41226).**
10.7  Stock  Option  Grant  to  Richard  A.   Sandberg,   dated  June  12,  1991
      (incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement No. 33-41226).**
10.8 Lease Agreement, made as of February 14, 1989, between Watson Boulevard Development Limited Partnership, as lessor, and DIANON Systems, Inc., as lessee, for premises located at 200 Watson Boulevard (incorporated by reference to Exhibit 10.29 of the Registrant's Registration Statement No. 33-41226).
10.9 License Agreement, dated June 9, 1983, between Sloan-Kettering Institute for Cancer Research and N-K Laboratories Limited Partnership (incorporated by reference to Exhibit 10.30 of the Registrant's Registration Statement No. 33-41226).
10.10 License Agreement, dated July 29, 1987, between University of Rochester and DIANON Systems, Inc. (incorporated by reference to Exhibit 10.32 of the Registrant's Registration Statement No. 33-41226).
10.11 Development Agreement, effective September 25, 1987, between Connecticut Product Development Corporation and DIANON Systems, Inc. (incorporated by reference to Exhibit 10.33 of the Registrant's Registration Statement No. 33-41226).

10.12 Stock Option Grant to James B. Amberson, M.D., dated April 23, 1991 (incorporated by reference to Exhibit 28.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).**
10.13 Stock Option Grant to Richard A. Sandberg, dated June 12, 1991, as amended (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).**
10.14 Asset Purchase Agreement, dated April 30, 1993, by and among the Registrant and Molecular Oncology, Inc., and Oncologix, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K dated April 30, 1993, filed with the Securities and Exchange Commission on May 14, 1993).
10.15 Asset Purchase Agreement, dated June 29, 1993, by and among the Registrant and Collaborative Research, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant's Form 8-K dated June 29, 1993, filed with the Securities and Exchange Commission on July 13, 1993).
10.16 Term Loan Agreement, dated July 14, 1993, by and among the Registrant and the Union Trust Company (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A Amendment 1 for the year ended December 31, 1993, filed with the Securities and Exchange Commission on April 28, 1994).
10.17 Rights Agreement, dated April 29, 1994, by and among the Registrant and American Stock and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K dated April 29, 1994, filed with the Securities and Exchange Commission on May 9, 1994).
10.18 Severance Agreement, dated January 20, 1995, by and among the Registrant and John P. Davis (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 29,
      1996).**
10.19 Employment Agreement, dated May 3, 1996, by the Registrant and Kevin C. Johnson (incorporated by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).**
10.20 Executive Employment Agreement, dated September 1, 1996, by the Registrant and Richard A. Sandberg (incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**
10.21 Employment Agreement, dated September 1, 1996, by the Registrant and James
      B. Amberson, M.D. (incorporated by reference to Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**
10.22 Executive Employment Agreement, dated September 1, 1996, by the Registrant and James B. Amberson, M.D. (incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**
10.23 Severance Agreement,  dated September 27, 1996, by the Registrant and Carl
      R. Iberger (incorporated by reference to Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**
10.24 Employment Agreement, dated September 30,1996, by the Registrant and David
      R. Schreiber (incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**
10.25 Employment Agreement, dated November 18, 1996, by the registrant and Steven T. Clayton.**
10.26 Severance  Agreement dated November 18, 1996, by the registrant and Daniel
      J. Cronin, III.**
10.27 Amendment dated as of October 4, 1995 to Rights Agreement dated as of April 29, 1994 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit No. 1 to the Registrant's Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission on November 8, 1995).
10.28 1996 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Statement on Schedule 14A filed with the Securities and Exchange Commission on September 23, 1996).**
10.29 Stock and Warrant Purchase Agreement, dated as of October 4, 1995, among the Gilbert Family Trust, the G. S. Beckwith Gilbert I.R.A. Contributory Account, G. S. Beckwith Gilbert and the Registrant.
10.30 Registration Rights Agreement, dated as of October 4, 1995, among the Gilbert Family Trust, the G. S. Beckwith Gilbert I.R.A. Contributory Account, G. S. Beckwith Gilbert and the Registrant.
10.31 Warrant No. 1, dated as of October 4, 1995, by the  Registrant in favor of
      G. S. Beckwith.
10.32 Promissory Note, dated October 4, 1995, by G. S. Beckwith Gilbert in favor of the Registrant.
10.33 Stock Option Grant dated October 24, 1996 by the Registrant to Andre de Bruin.**

10.34 Stock Option Grant dated November 4, 1996 by the Registrant to Jeffrey M. Sklar, M.D., Ph.D.**
10.35 Loan Agreement dated December 3, 1996 by the Registrant to Kevin C. Johnson).**
10.36 Form of  standard  Stock  Option  Grant  for  outside  directors.**
10.37 Amendment to Warrant Certificate No. W-1 dated as of October 2, 1996 between the Registrant and G. S. Beckwith Gilbert.
10.38 Severance  Agreement dated February 27, 1997 by the Registrant and Richard
      A. Sandberg.**
10.39 Amendment   dated  April  30,  1997  by  the  Registrant  and  Richard  A.
      Sandberg.**
10.40 Security Agreement dated April 30, 1997 by the Registrant and Richard A. Sandberg.**
10.41 Secured Promissory Note dated April 30, 1997 by the Registrant and Richard
      A. Sandberg.**
10.42 Non-Compete Agreement dated September 3, 1997 by the Registrant and Vernon
      L. Wells.**
10.43 Severance  Agreement dated September 15, 1997 by the Registrant and Robert
      C. Verfurth.**
10.44 Consulting and Proprietary Information and Inventions Agreement dated October 1, 1997 by the Registrant and Jeffrey L. Sklar, M.D., Ph.D.
10.45 Severance Agreement dated January 27, 1998 by the Registrant and Vernon L. Wells.**
11.1  Statement re: computation of per share earnings. *
22.1  List of Subsidiaries of the Company  (incorporated by reference to Exhibit
      22.1 of the Registrant's Registration Statement No. 33-41226).
23.1  Consent of Arthur Andersen LLP (filed herewith).
27.1  Financial Data Schedule.
--------------

      *     Not applicable or contained elsewhere herein.
      ** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:    March 19, 1999

                                   DIANON SYSTEMS, INC.

                                   By: /s/ KEVIN C. JOHNSON
                                       ----------------------------------
                                       Kevin C. Johnson,
                                       President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----

      /s/ KEVIN C. JOHNSON              President and             March 19, 1999
      --------------------------------- Chief Executive Officer
      Kevin C. Johnson                  and a Director
                                        (Principal Executive
                                        Office)

      /s/ DAVID R. SCHREIBER            Senior Vice  President,   March 19, 1999
      --------------------------------- Finance and  Chief
      David R. Schreiber                Financial Officer
                                        (Principal Financial
                                        and Accounting Officer)

      /s/ JOHN P. DAVIS                 Chairman of the Board     March 19, 1999
      ---------------------------------
      John P. Davis

      /s/ G. S. BECKWITH GILBERT        Director and Chairman     March 19, 1999
      --------------------------------- of the Executive
      G. S. Beckwith Gilbert            Committee


      /s/ JAMES B. AMBERSON, M.D.       Director, Chief Medical   March 19, 1999
      --------------------------------- Officer and Senior Vice
      James B. Amberson, M.D.           President


      /s/ BRUCE K. CROWTHER             Director                  March 19, 1999
      ---------------------------------
      Bruce K. Crowther

      /s/ E. TIMOTHY GEARY              Director                  March 19, 1999
      ---------------------------------
      E. Timothy Geary

      /s/ JEFFREY L. SKLAR, M.D., Ph.D. Director                  March 19, 1999
      ---------------------------------
      Jeffrey L. Sklar, M.D., Ph.D.

                              DIANON SYSTEMS, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                  Page
                                                                  ----

Report of Independent Public Accountants                          F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997      F-3 & F-4

Consolidated Statements of Operations for the Years Ended
December 31, 1998, 1997 and 1996                                  F-5

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1998, 1997 and 1996                      F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1997 and 1996                                  F-7 & F-8

Notes to Consolidated Financial Statements                        F-9 to F-18


Schedules:

Report of Independent Public Accountants                          F-19

Schedule II - Valuation and Qualifying Accounts                   F-20

      All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To DIANON Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of DIANON Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DIANON Systems, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

      As explained in Note 3 to the financial statements, effective January 1, 1998, the Company changed its method of accounting for internally developed software costs to conform with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."



                              ARTHUR ANDERSEN LLP



Stamford, Connecticut,
February 23, 1999

                              DIANON SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS AS OF
                           DECEMBER 31, 1998 AND 1997


                                                        1998         1997
                                                     -------------------------
    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $12,126,076   $12,401,062
   Accounts receivable, net of allowances of
      $1,033,059 and $1,292,095, at December 31,
      1998 and 1997, respectively                     14,403,878    14,444,767
   Prepaid expenses and employee advances              1,007,577       529,887
   Inventory                                             981,647       729,658
   Deferred income taxes                               1,047,118     1,016,797
                                                     --------------------------
        Total current assets                          29,566,296    29,122,171
                                                     --------------------------

PROPERTY AND EQUIPMENT, at cost
   Laboratory and office equipment                    10,367,848     8,489,323
   Leasehold improvements                              3,786,759     3,676,200
     Less - accumulated depreciation and
      amortization                                    (8,620,122)   (6,057,511)
                                                     --------------------------
                                                       5,534,485     6,108,012
                                                     --------------------------

INTANGIBLE ASSETS, net of accumulated amortization
   of $3,181,779 and $3,207,570, at December 31,
   1998 and 1997, respectively                           377,751       388,030

DEFERRED INCOME TAXES                                  1,005,869       670,191

OTHER ASSETS                                             218,714       600,657
                                                     ==========================
      TOTAL ASSETS                                   $36,703,115   $36,889,061
                                                     ==========================


                              DIANON SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS AS OF
                     DECEMBER 31, 1998 AND 1997 (CONTINUED)


                                                        1998          1997
                                                    --------------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $1,260,620     $1,540,922
   Accrued employee compensation                        576,335      1,631,180
   Accrued employee stock purchase plan                  31,996        549,619
   Accrued income taxes payable                         309,623        747,564
   Current portion of capitalized lease obligations      42,334         41,470
   Other accrued expenses                             3,018,468      3,224,613
                                                    --------------------------
        Total current liabilities                     5,239,376      7,735,368
                                                    --------------------------

LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS       80,675        107,449

                                                    --------------------------
        Total liabilities                             5,320,051      7,842,817
                                                    --------------------------

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share,
      20,000,000 shares authorized, 6,808,729
      and 6,791,320 shares issued and outstanding
      at December 31, 1998 and 1997,respectively         68,088         67,914
   Additional paid-in capital                        27,398,120     27,880,223
   Retained earnings                                  5,697,710      2,743,380
   Common stock held in treasury, at cost -
     222,019 and 197,617 shares at December 31,
     1998 and 1997, respectively                     (1,780,854)    (1,645,273)
                                                    --------------------------
      Total stockholders' equity                     31,383,064     29,046,244
                                                    --------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $36,703,115    $36,889,061
                                                    ==========================


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                             1998         1997         1996
                                          -------------------------------------

NET REVENUES                              $62,181,503  $60,887,193  $55,998,995

COST OF SALES                              35,670,153   31,121,507   26,897,576
                                          -------------------------------------

      GROSS PROFIT                         26,511,350   29,765,686   29,101,419

SELLING, GENERAL, AND ADMINISTRATIVE
      EXPENSES                             21,464,737   22,912,147   22,443,192

RESEARCH AND DEVELOPMENT EXPENSES             528,478    1,665,735    3,157,846
                                          -------------------------------------

      INCOME FROM OPERATIONS                4,518,135    5,187,804    3,500,381

INTEREST INCOME, NET                          682,138      522,427      306,840

                                          -------------------------------------
      INCOME BEFORE PROVISION FOR INCOME
         TAXES                              5,200,273    5,710,231    3,807,221

 PROVISION FOR INCOME TAXES                 2,245,943    2,412,534    1,637,105
                                          -------------------------------------

      NET INCOME                           $2,954,330   $3,297,697   $2,170,116
                                          =====================================

      EARNINGS PER SHARE:
           BASIC                           $     .44    $      .51   $      .35
           DILUTED                         $     .43    $      .48   $      .35

      WEIGHTED AVERAGE SHARES OUTSTANDING:
           BASIC                            6,677,524    6,430,060    6,151,061
           DILUTED                          6,902,080    6,808,250    6,287,159


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                         Additional     Retained         Common Stock       Shareholder
                                       Common Stock        Paid-In      Earnings     Acquired for Treasury      Note
                                     Shares     Amount     Capital      (Deficit)     Shares      Amount     Receivable     Total
                                    -----------------------------------------------------------------------------------------------
BALANCE, December 31, 1995          6,311,451   $63,115  $26,609,627   ($2,724,43)   (50,000)   ($200,000)  ($296,000)  $23,452,339
   Stock options exercised             23,621       236      107,476           --         --           --          --       107,712
   Exercise of warrants, net
      of exercise costs               377,702     3,777    1,536,540           --    422,298    2,478,889          --     4,019,206
   Common stock acquired
      for treasury                         --        --           --           --   (489,494   (3,208,332)         --    (3,208,332)
   Extinguishment of shareholder
      note receivable                      --        --     (296,000)          --         --           --     296,000            --
   Stock compensation expense -
      stock options                        --        --        7,887           --         --           --          --         7,887
   Net income                              --        --           --    2,170,116         --           --          --     2,170,116
                                    -----------------------------------------------------------------------------------------------
BALANCE, December 31, 1996          6,712,774    67,128   27,965,560     (554,317)  (117,196)    (929,443)         --    26,548,928
   Stock options exercised             51,764       518      248,498           --         --           --          --       249,016
   Employee stock purchase plan            --        --     (564,822)          --    146,579    1,220,200          --       655,378
   Stock grants                        26,782       268      230,987           --         --           --          --       231,255
   Common stock acquired
      for treasury                         --        --           --           --   (227,000)  (1,936,030)         --    (1,936,030)
   Net income                              --        --           --    3,297,697         --           --          --     3,297,697
                                    -----------------------------------------------------------------------------------------------
BALANCE, December 31, 1997          6,791,320    67,914   27,880,223    2,743,380   (197,617)  (1,645,273)         --    29,046,244
   Stock options exercised             53,584       535      288,012           --         --           --          --       288,547
   Employee stock purchase plan            --        --     (499,193)          --    131,498    1,094,800          --       595,607
   Stock grants                        19,825       199      186,018           --         --           --          --       186,217
   Common stock acquired
      for treasury                         --        --           --           --   (211,900)  (1,687,881)         --    (1,687,881)
   Retired shares                     (56,000)     (560)    (456,940)          --     56,000      457,500          --            --
   Net income                              --        --           --    2,954,330         --           --          --     2,954,330
                                    ===============================================================================================
BALANCE, December 31, 1998          6,808,729   $68,088  $27,398,120   $5,697,710   (222,019) ($1,780,854)   $     --   $31,383,064
                                    ===============================================================================================


                                     The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                              1998        1997         1996
                                           ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                              $2,954,330  $3,297,697   $2,170,116
Adjustments to reconcile net income
   to net cash provided by (used in)
   operations -
   Non-cash charges
    Depreciation and amortization           2,786,821   3,109,515    2,463,325
    Stock compensation expense                186,217     231,255        7,887
    Loss on disposal of fixed assets               --      55,241       27,240
    Investment write-down                          --          --       61,846
    Deferred tax provision                   (365,999)   (753,197)    (168,539)
   Changes in other current assets
     and liabilities
    Decrease (increase) in accounts
     receivable                               337,054     981,454   (5,772,250)
    (Increase) decrease in prepaid
     expenses and employee advances          (183,473)    988,623     (278,127)
    Increase in inventory                    (212,042)    (67,091)    (108,169)
    (Increase) decrease in other assets        256,073    (160,853)    (320,176)
    (Decrease) increase in accounts
     payable and other accrued liabilities (2,979,916)    646,762    1,740,665
                                           ------------------------------------
     Net cash provided by (used in)
       operating activities                 2,779,065   8,329,406     (176,182)
                                           ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                    (1,864,824) (1,860,646)  (3,431,895)
   Acquisition of PRL, net of debt assumed   (359,590)         --           --
   Other                                           --      16,124       81,161
                                           ------------------------------------
    Net cash (used in) investing
      activities                           (2,224,414) (1,844,522)  (3,350,734)
                                           ------------------------------------


                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)



                                             1998         1997         1996
                                         --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of common stock held in
     treasury                             ($1,687,881) ($1,936,030) ($3,208,332)
   Net borrowings (repayments) of
     capitalized lease obligations            (25,910)     109,378       22,839
   Repayments of note payable                      --     (650,154)    (916,150)
   Net proceeds from exercise of warrants          --           --    4,019,206
   Exercise of stock options                  288,547      249,016      107,712
   Employee stock purchase plan               595,607      655,378           --
                                         ---------------------------------------
   Net cash (used in) provided by
     financing activities                    (829,637)  (1,572,412)      25,275
                                         ---------------------------------------

   Net (decrease) increase in cash and
     cash equivalents                        (274,986)   4,912,472   (3,501,641)

CASH AND CASH EQUIVALENTS,
   beginning of year                       12,401,062    7,488,590   10,990,231
                                         ---------------------------------------

CASH AND CASH EQUIVALENTS,
   end of year                            $12,401,062  $12,126,076   $ 7,488,590
                                         =======================================




SUPPLEMENTAL CASH FLOWS DISCLOSURES:

   Cash paid during the year:
    Interest                              $   20,275   $    27,416   $   77,782
    Income taxes                           2,883,890     2,171,422    1,712,200


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

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that the Company disclose selected information about operating segments in its annual and interim financial statements, commencing with the fiscal year 1998 financial statements. The Company operates in one reportable segment, the medical laboratory industry. Its testing services are separated based upon the nature of the test: anatomic pathology testing and clinical chemistry testing. Anatomic pathology testing is characterized by tissue or cell specimens that are interpreted by physicians. Clinical chemistry testing is characterized by blood or urine specimens that are interpreted through highly automated processes. Net revenues by test type of test for fiscal year 1998, 1997 and 1996 are presented below:

                                              Year Ended December 31
                                     ----------------------------------------
                                        1998           1997         1996
                                     ----------------------------------------

Anatomic pathology testing           $48,151,160   $43,923,487   $36,971,234
Clinical chemistry testing            14,030,343    16,963,706   $19,027,761
                                     ----------------------------------------
     Consolidated net revenues       $62,181,503   $60,887,193   $55,998,995
                                     ========================================

    The Company's operations are conducted entirely in the United States since the discontinuation of its international operations, the liquidation of which was completed in 1998. No customer accounted for more than 10% of the Company's revenues; however, in 1998, 1997 and 1996, respectively, approximately 33%, 37% and 40% of the Company's net revenues were derived from testing performed for beneficiaries under the Medicare and Medicaid programs (primarily Medicare).

(2)   ACQUISITIONS

    Effective February 1, 1998, the Company acquired certain assets of a pathology laboratory in Tampa, Florida ("Pathologists Reference Laboratory" or "PRL"). The acquisition price was approximately $558,000 (including acquisition costs), of which $359,590 was paid through March 31, 1998 and the balance was satisfied through the assumption of certain liabilities. The purchase price consisted primarily of trade receivables for ($265,000) and customer lists for ($164,000), and the acquisition has been accounted for pursuant to the purchase method of accounting. Pro forma consolidated net revenue for the year ended December 31, 1998 adjusted as if the acquisition had occurred January 1, 1998 approximate $62.6 million. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.

(3)   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -

      The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents -

      The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At both December 31, 1998 and 1997, the Company had approximately $13 million and $12 million, respectively, invested in short-term U.S. treasury funds with maturities of less than three months. The carrying amount of the cash equivalents approximates its fair value due to the relatively short period to maturity of these instruments. Interest income per the consolidated statements of operations is presented net of interest expense of $32,529, $26,869 and $77,466 for 1998, 1997 and 1996, respectively.

Inventory -

      Inventory consists primarily of bulk reagents, specimen collection kits and devices. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment -

      Property and equipment are stated at cost. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred.

      Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." In accordance with SOP 98-1, the Company has capitalized approximately $443,000 in internally developed software costs in 1998. These costs relate to the purchase of external materials and direct payroll costs associated with software development. The Company is amortizing these costs on a straight-line basis over five years.

Intangible Assets -

      Intangible assets are amortized on a straight-line basis over the respective economic life as follows:


                     Years
                     -----
            Customer lists               7
            Non-compete agreements     4-5

      The Company periodically reviews the anticipated revenues related to intangible assets to determine whether any adjustments to their carrying values are necessary. During 1996, the Company recorded an accelerated amortization charge of approximately $44,000, based on the Company's revised estimate of future benefits from a customer list.

Revenue Recognition -

      Revenues are recognized in the period in which services are provided. Revenues subject to Medicare and Medicaid, direct physician and hospital billing are based on fixed reimbursement fee schedules. All remaining revenues subject to third-party reimbursement are recorded at estimated reimbursable amounts based on Uniform Customary Charges. Such estimates are revised periodically based upon the Company's actual reimbursement experience.

                             DIANON SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share -

      In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per share," effective December 15, 1997. Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Reported earnings per share for all prior periods have been restated.

Below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                  1998       1997       1996
                                                  ----       ----       ----

     BASIC EARNING PER SHARE:
     Weighted-average number of common
       shares outstanding                       6,677,524  6,430,060  6,151,061

     DILUTED EFFECT OF:
     Stock options                                224,556    378,190    136,098
                                               ----------  ---------  ---------

     DILUTED EARNINGS PER SHARE:
     Weighted-average number of common
       shares outstanding                       6,902,080  6,808,250  6,287,159
                                               ========== ========== ==========

     NET INCOME                                $2,954,330 $3,297,697 $2,170,116
                                               ========== ========== ==========

     BASIC EARNINGS PER SHARE                       $0.44      $0.51      $0.35
                                               ========== ========== ==========

     DILUTED EARNINGS PER SHARE                     $0.43      $0.48      $0.35
                                               ========== ========== ==========


      Options to purchase 474,756 shares of common stock at prices ranging from $7.625 and $12.25 per share were outstanding as of December 31, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications -

      Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year presentation.


(4)         INCOME TAXES

   The income tax provisions for the years ended December 31, 1998, 1997 and 1996 consist of the following:

                                             Year Ended December 31
                                     ----------------------------------------
                                        1998           1997          1996
                                     ----------------------------------------
Current
   Federal                           $2,080,854     $2,444,187    $1,387,967
   State                                540,088        721,544       446,091
                                     ----------------------------------------
      Total Current                   2,620,942      3,165,731     1,834,058
                                     ----------------------------------------
Deferred
   Federal                             (280,806)      (598,785)     (152,112)
   State                                (85,193)      (154,412)      (44,841)
                                     ----------------------------------------
      Total Deferred                   (365,999)      (753,197)     (196,953)
                                     ----------------------------------------

Total provision for income taxes     $2,245,943     $2,412,534    $1,637,105
                                     ========================================


   The reasons for the differences between the statutory and effective rates are as follows:

                                             Year Ended December 31
                                     ----------------------------------------
                                           1998         1997         1996
                                     ----------------------------------------
Statutory federal income tax rate          34.0%        34.0%         34.0%
State taxes, net of federal tax benefit     5.8          6.6           7.0
Non-deductible expenses                     1.7          1.3           2.9
Non-deductible write-down of                 --          (.1)           .7
investment in stock
Other                                       1.7           .4          (1.6)
                                     ========================================
                                           43.2%        42.2%         43.0%
                                     ========================================


   The  net  deferred  tax  asset  is  a  result  of  the  following   temporary
differences:

                                             Year Ended December 31
                                     ----------------------------------------
                                           1998         1997         1996
                                     ----------------------------------------
Allowance for bad debts                 $  407,533  $  520,986     $428,761
Accrued expenses                           639,585     417,457       (4,395)
Depreciation                               823,822     416,824       95,067
Compensation not currently recognized      131,347     215,103      180,126
for tax reporting
International restructuring reserve             --      72,835      196,417
Amortization                                42,441      43,783       37,264
Other                                        8,259          --          550
                                     ========================================
                                        $2,052,987  $1,686,988     $933,790
                                     ========================================

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)   LEASE OBLIGATIONS

      Included in property and equipment at December 31, 1998 and 1997 is laboratory and office equipment held under capitalized leases as follows:

                                                         1998        1997
   Property and equipment                              $303,325    $278,645
   Less - accumulated depreciation                     (184,156)   (135,181)
                                                       ======================
                                                       $119,169    $143,464
                                                       ======================

      The future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments at December 31, 1998 are:

                                                       Capital      Operating
                                                        Leases        Leases
   1999                                                 $53,152     $1,119,321
   2000                                                  36,176      1,150,214
   2001                                                  34,440      1,083,784
   2002                                                  15,756      1,063,863
   2003                                                      --        430,464
   Thereafter                                                --         34,616
                                                       ------------------------
   Minimum lease payments                               139,524      4,882,261
   Less - amount representing interest                   16,515             --
                                                       ========================
   Present value of total minimum lease payments       $123,009     $4,882,261
                                                       ========================

      Total rental expense relating to operating leases for the years ended December 31, 1998, 1997, and 1996 was $1,117,967, $997,869 and $1,041,127,
respectively.


      The Company leases office and laboratory space at two facilities in Stratford, Connecticut. The leases expire in May 2003 and contain options to renew for up to three years. The annual rent on these leases will be increased by a pro rata portion of the increase in real estate taxes and the increase in common area maintenance. The Company also leases an office in Stamford, Connecticut and a record storage facility in Stratford, Connecticut. The Stamford lease expires in November 2000 with an option to renew for up to three years. The record storage facility lease expires in May 2004.

      The Company also leases four regional sales offices located in Florida, North Carolina, Texas and Ohio. The terms of the leases range from one to three years.

      In March 1996, the Company executed a lease for a laboratory facility in Wilmington, Ohio with a five-year term commencing April 1, 1996 and a renewal option for five additional terms of three years each.

      In connection with the acquisition of PRL (see Note 2), the Company entered into a lease for an office and laboratory facility in Tampa, Florida for a five-year term commencing January 31, 1998 with an option to renew for an additional five-year period. In addition, the Company assumed leases for four branch offices in Florida with remaining terms of up to two years.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)   STOCK-BASED COMPENSATION PLANS

       In June 1991, the Company adopted the 1991 Stock Incentive Plan which provides for up to 400,000 shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), to be reserved for potential future issuance of stock options or awards. This plan is the successor to the Company's previous plan which expired. In June 1994, the Company offered certain officers and key employees the opportunity to revise the terms of their original stock options issued in 1991, 1992 and 1993; all such revisions are reflected in the information presented below. As of December 31, 1998, 33,693 shares of Common Stock are available under the 1991 Stock Incentive Plan for future issuance. The majority of the options vest 40% in the second year after grant and 20% each year thereafter and expire ten years from the original grant date.

       In October 1996, the Company's shareholders approved the Company's adoption of the 1996 Stock Incentive Plan, which provides for up to 700,000 shares of Common Stock to be reserved for potential future issuance of stock options or awards. This plan is the successor to the 1991 Stock Incentive Plan for which only a limited number of shares of Common Stock remain available for grants. As of December 31, 1998, 10,629 shares of Common Stock are available under the 1996 Stock Incentive Plan. The majority of options issued to officers and key employees of the Company vest at a rate of 40% in the second year after grant and 20% per year thereafter or 40% in the third year after grant and 20% per year thereafter and expire ten years from the original date of grant. The majority of options issued to directors vest at a rate of 10% per quarter and expire ten years from the original date of grant.

      The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with the Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                         1998          1997          1996
                                         ----          ----          ----
Net Income:          As Reported      $2,954,000    $3,298,000   $2,170,000
                     Pro Forma        $2,300,000    $2,704,000   $1,586,000
Basic earnings per
 share:              As Reported         $.44           $.51        $.35
                     Pro Forma           $.34           $.42        $.26
Diluted earnings     As Reported         $.43           $.48        $.35
  per share:         Pro Forma           $.33           $.40        $.25

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For purposes of the pro forma information above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996,: risk-free interest rates of 5.38%, 6.52% and 6.67%, respectively; expected volatility of 71%, 74% and 80%, respectively; and expected lives of 8.6 years for 1998 and 1997 and 8.1 years for 1996. A summary of the status of the Company's two fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                         -------------------------------------------------------
                               1998               1997              1996
                         -------------------------------------------------------
                                  WEIGHTED           WEIGHTED          WEIGHTED
                                  AVERAGE            AVERAGE           AVERAGE
                                  EXERCISE           EXERCISE          EXERCISE
FIXED OPTIONS             SHARES   PRICE    SHARES    PRICE    SHARES   PRICE
-------------             ------   -----    ------    -----    ------   -----
Outstanding at
  beginning of  year      781,458   $7.24    597,676    $6.00   397,153   $5.42
Granted                   265,060    7.13    338,351     8.61   296,550    6.43
Exercised                 (43,584)   4.99    (51,764)    4.81   (23,621)   4.56
Forfeited / canceled     (118,480)   7.53   (102,805)    5.65   (72,406)   5.06
                         ---------          ---------          --------
Outstanding at end of
  year                    884,454    7.28    781,458     7.24   597,676    6.00
                          -------    ----    -------     ----   -------    ----
Options exercisable at
  year-end                203,993    6.67    152,218     6.24   120,512    6.35
Weighted-average fair
  value of options
  granted                   $5.43               $6.82             $5.19
                         -------------------------------------------------------


      The table below contains information with respect to the 884,454 options outstanding for the Company's 1991 and 1996 Stock Incentive Plan as of December 31, 1998:

                    EXERCISE PRICE                        EXERCISABLE OPTIONS
               --------------------------              ------------------------
                                                                      WEIGHTED
   OPTIONS                    WEIGHTED     REMAINING                  AVERAGE
 OUTSTANDING      RANGE       AVERAGE     CONTRACTUAL     OPTIONS     EXERCISE
 -----------      -----       -------     -----------     -------     --------
                                             LIFE                      PRICE
   129,774   $4.13 - $5.00      $4.96          5.7         90,409       $4.82
   708,698   $6.01 - $9.00      $7.51          8.9         78,734       $7.05
    45,982   $9.01 - $10.75     $10.40         3.5         34,850       $10.62

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

      In May 1996, the Company granted an officer options to purchase 200,000 shares of Common Stock at $5.69 per share pursuant to the terms of an employee agreement. These options vested 40% in May 1998 and 20% over each year thereafter.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In October 1996, the Company granted options to purchase 10,000 shares of Common Stock at $7.13 per share to an outside director of the Company, in replacement of options issued in June 1993. These options vested immediately and expire ten years from the date of grant.

(7)   RELATED PARTIES

      The Company pays a stockholder, who is also Chairman Emeritus, and who was a director until January 1995, a royalty of 6% of revenue on sales of certain technology covered by a license agreement. In addition, the Company provides this stockholder with certain insurance benefits, the use of an automobile and the reimbursement of expenses incident to his performance as a consultant to the Company. The Company paid licensing and royalty fees to this stockholder of approximately $27,000, $42,000 and $79,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

      In 1995, the Company entered into a three-year research and development agreement with Brigham & Women's Hospital, Inc. The agreement required the Company to make quarterly payments of $30,000 in exchange for an option to obtain rights in certain existing inventions as well as inventions developed during the course of the research in the areas of cancer detection and diagnosis. The research was to be conducted by a director of the Company. The Company paid $8,000, $60,000 and $120,000 under this agreement in 1998, 1997 and 1996, respectively. The Company terminated this agreement effective as of June 30, 1997 and has made all required payments. In addition, the Company made payments to Brigham & Women's Hospital, Inc. of $30,000 in 1996 for consulting services.

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

      In the fourth quarter 1997, the Company entered into a one-year consulting and proprietary information and inventions agreement with Jeffrey L. Sklar, M.D., Ph.D., a director of the Company. The agreement requires the Company to make quarterly payments at the beginning of each quarter for $5,000 in exchange for delivery of services for molecular diagnosis. The Company paid $15,000 under this agreement in 1998 and $5,000 in 1997.

 (8)  COMMITMENTS AND CONTINGENCIES

      The Company is involved in certain legal matters which periodically arise in the normal course of business. Management believes that the outcome of these legal matters will not have a material adverse effect on the financial position and results of operations of the Company.

      The Company operates in the medical laboratory industry, which is subject to numerous federal and state laws and regulations. In addition, a significant portion of the Company's net revenue is from payments by the government-sponsored Medicare and Medicaid programs. These programs have extensive compliance requirements, and the payments made thereunder are subject to audit and adjustment by applicable regulatory agencies. Failure to comply with these laws and regulations, or the results of regulatory audits and payment adjustments, could have a material adverse effect on the Company's financial position and results of operations.

      On November 19, 1997, a suit was filed against the Company in the United States District Court, District of South Carolina (Frances P. Hadden v. DIANON Systems, Inc.). The complaint alleged, among other things, medical malpractice due to an incorrect diagnosis. The claim was settled in 1998 by the Company's insurance carrier, with the cost to the Company limited to the policy deductible.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Prior to 1998, the Medical Director of the Connecticut Medicare carrier to whom the Company submits its Medicare claims orally expressed the view that some amount of money which the carrier has paid to the Company for certain pathology services involving DNA measurements in prostate tumor cells (morphometric analysis of tumor) potentially is recoverable by the carrier. (The company is not presently submitting claims for this service.) The carrier Medical Director has never reduced his view to writing or otherwise asserted a claim. Accordingly, at this time, the Company cannot evaluate any such possible claim, or the probability of assertion of any such claim.

      During 1997, the Company was made aware that an agent based in the Hartford Connecticut branch of the U.S. Department of Health and Human Services Office of the Inspector General ("OIG") was investigating the Company's practice of supplying pathology specimen collection devices without charge to physician customers as well as unspecified billing issues that had been raised by the local Medicare carrier. The company believes that its practices with respect to specimen collection devices were proper, and a letter describing the Company's actions and its views regarding applicable regulations was sent by the Company to the OIG. That letter also requested information about any billing issues of concern to the OIG so that the Company could address them. As of the date of this report, the Company had not received a response from or otherwise been contacted by the OIG regarding these matters, and has not received any formal notification regarding the matter.

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


 (9)  EMPLOYEE BENEFIT PLAN

      The Company has established a 401(k) employee benefit plan pursuant to which participants receive certain benefits upon retirement, death or termination of employment. The Company is required to contribute amounts equal to 20% of the contributions made by employees up to 1% of their total annual salary (subject to tax code limits). The Company contributed approximately $132,000, $105,000 and $88,000 to the plan during 1998, 1997 and 1996, respectively. The Company offers no other post-retirement benefits or post-employment benefits to its employees.


(10)  RIGHTS AGREEMENT

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

(11)  SEVERANCE COSTS

      The Company recorded charges of approximately $212,000, $324,000 and $148,000 during 1998, 1997 and 1996, respectively, for severance costs as a result of streamlining its operations and of the resignation of certain officers of the Company.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  PRIVATE PLACEMENT

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

(13)        SUBSEQUENT EVENT

      On January 6, 1999, the Company signed a letter of intent to acquire substantially all the assets of Kyto-Meridien Diagnostics, LLC, an outpatient OB/Gyn laboratory with locations in Woodbury and New City, New York. The Company is in the process of conducting due diligence and, subject to the result of this process, expects to close the acquisition in the second quarter of 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To DIANON Systems, Inc.:

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of DIANON Systems, Inc. and subsidiary companies included in this Form 10-K and have issued our report thereon dated February 23, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                   ARTHUR ANDERSEN LLP



Stamford, Connecticut
February 23, 1999

                                      DIANON SYSTEMS, INC.
                        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                 Balance at
                                                  Beginning   Provision  Charges to  Balance at
                                                   of Year       for      Allowance  End of Year
                                                              Allowance
                                               ------------------------------------------------

For the year ended December 31, 1996:
   Allowance for bad debts                       $786,920    $270,000      $   --  $1,056,920
   Domestic restructuring reserve                   4,557          --       4,557          --
   International restructuring reserve            162,041          --       6,566     155,475
   Non-deductible write-down of
     investment in stock                          529,625          --     529,625          --

For the year ended December 31, 1997:
   Allowance for bad debts                      1,056,920     300,294      65,119   1,292,095
   International restructuring reserve            155,475          --     135,404      20,071

For the year ended December 31, 1998:
   Allowance for bad debts (a)                  1,292,095      75,000     334,036   1,033,059
   International restructuring reserve             20,071          --      20,071          --


(a)The bad debt provision of $75,000 for the year ended December 31, 1998 represents a purchase accounting adjustment related to the acquisition of PRL, rather than a charge to expense.

EXHIBIT INDEX

 Exhibit
 Document                                                               Page
   No.                             Reference                         Reference
   ---                             ---------                         ---------

3.1        Restated  Certificate of Incorporation of the Company,
           as amended  through  June 12,  1991  (incorporated  by
           reference   to   Exhibit   3.1  of  the   Registrant's
           Registration Statement No. 33-41226).
3.2        Restated  By-Laws of the Company,  as amended  through
           October 24, 1996 (incorporated by reference to Exhibit
           4.2 of the  Registrant's  Registration  Statement  No.
           333-18817).
3.3        Restated  By-Laws of the Company,  as amended  through
           February 2, 1997 (incorporated by reference to Exhibit
           4.2 of the  Registrant's  Registration  Statement  No.
           333-18817).
10.1       Consulting  Agreement,  dated August 4, 1989,  between
           DIANON  Systems,  Inc.  and  Nonda  Katopodis,   Ph.D.
           (incorporated  by  reference  to  Exhibit  10.7 of the
           Registrant's Registration Statement No. 33-41226).**
10.2       Executive  Vesting  Agreement,  dated  as of June  11,
           1991,  between  DIANON  Systems,  Inc.  and  James  B.
           Amberson,  M.D.  (incorporated by reference to Exhibit
           10.13 of the Registrant's  Registration  Statement No.
           33-41226).**
10.3       1991 Stock Incentive Plan  (incorporated  by reference
           to  Exhibit  10.17  of the  Registrant's  Registration
           Statement No. 33-41226).**
10.4       Management  Incentive Plan  (incorporated by reference
           to  Exhibit  10.18  of the  Registrant's  Registration
           Statement No. 33-41226).**
10.5       Stock  Option  Grant to  Walter O.  Fredericks,  dated
           April 27, 1990  (incorporated  by reference to Exhibit
           10.23 of the Registrant's  Registration  Statement No.
           33-41226).**
10.6       Stock Option Grant to Richard A. Sandberg,  dated June
           12, 1991  (incorporated  by reference to Exhibit 10.24
           of  the   Registrant's   Registration   Statement  No.
           33-41226).**
10.7       Stock Option Grant to Richard A. Sandberg,  dated June
           12, 1991  (incorporated  by reference to Exhibit 10.25
           of  the   Registrant's   Registration   Statement  No.
           33-41226).**
10.8       Lease Agreement, made as of February 14, 1989, between
           Watson Boulevard  Development Limited Partnership,  as
           lessor,  and DIANON  Systems,  Inc.,  as  lessee,  for
           premises located at 200 Watson Boulevard (incorporated
           by  reference  to  Exhibit  10.29 of the  Registrant's
           Registration Statement No. 33-41226).
10.9       License   Agreement,   dated  June  9,  1983,  between
           Sloan-Kettering  Institute for Cancer Research and N-K
           Laboratories  Limited  Partnership   (incorporated  by
           reference  to  Exhibit   10.30  of  the   Registrant's
           Registration Statement No. 33-41226).
10.10      License  Agreement,   dated  July  29,  1987,  between
           University  of  Rochester  and  DIANON  Systems,  Inc.
           (incorporated  by  reference  to Exhibit  10.32 of the
           Registrant's Registration Statement No. 33-41226).
10.11      Development  Agreement,  effective September 25, 1987,
           between Connecticut  Product  Development  Corporation
           and DIANON Systems, Inc. (incorporated by reference to
           Exhibit   10.33  of  the   Registrant's   Registration
           Statement No. 33-41226).
10.12      Stock Option Grant to James B. Amberson,  M.D.,  dated
           April 23, 1991  (incorporated  by reference to Exhibit
           28.1 to the Registrant's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1991).**
10.13      Stock Option Grant to Richard A. Sandberg,  dated June
           12,  1991,  as amended  (incorporated  by reference to
           Exhibit  10.37 to the  Registrant's  Annual  Report on
           Form 10-K for the year ended December 31, 1991).**
10.14      Asset Purchase Agreement, dated April 30, 1993, by and
           among the Registrant and Molecular Oncology, Inc., and
           Oncologix,  Inc. (incorporated by reference to Exhibit
           1.1 to the Registrant's Form 8-K dated April 30, 1993,
           filed with the Securities  and Exchange  Commission on
           May 14, 1993).
10.15      Asset Purchase Agreement,  dated June 29, 1993, by and
           among the Registrant and Collaborative  Research, Inc.
           (incorporated  by  reference  to  Exhibit  1.2  to the
           Registrant's  Form 8-K dated June 29, 1993, filed with
           the  Securities  and Exchange  Commission  on July 13,
           1993).
10.16      Term Loan Agreement, dated July 14, 1993, by and among
           the   Registrant   and   the   Union   Trust   Company
           (incorporated  by  reference  to Exhibit  10.34 to the
           Registrant's  Annual Report on Form 10-K/A Amendment 1
           for the year ended  December 31, 1993,  filed with the
           Securities and Exchange Commission on April 28, 1994).
10.17      Rights  Agreement,  dated April 29, 1994, by and among
           the  Registrant  and American Stock and Trust Company,
           as Rights Agent  (incorporated by reference to Exhibit
           1 to the  Registrant's  Form 8-K dated April 29, 1994,
           filed with the Securities  and Exchange  Commission on
           May 9, 1994).
10.18      Severance  Agreement,  dated  January 20, 1995, by and
           among the Registrant  and John P. Davis  (incorporated
           by  reference  to  Exhibit  10.36 to the  Registrant's
           Annual Report on Form 10-K for the year ended December
           31,  1995,  filed  with the  Securities  and  Exchange
           Commission on March 29, 1996).**
10.19      Employment  Agreement,  dated  May  3,  1996,  by  the
           Registrant  and  Kevin  C.  Johnson  (incorporated  by
           reference  to  Exhibit   10.37  to  the   Registrant's
           Quarterly  Report on Form 10-Q for the  quarter  ended
           June 30, 1996).**
10.20      Executive  Employment  Agreement,  dated  September 1,
           1996,  by  the  Registrant  and  Richard  A.  Sandberg
           (incorporated  by  reference  to Exhibit  10.38 to the
           Registrant's  Quarterly  Report  on Form  10-Q for the
           quarter ended September 30, 1996).**
10.21      Employment Agreement,  dated September 1, 1996, by the
           Registrant and James B. Amberson,  M.D.  (incorporated
           by  reference  to  Exhibit  10.39 to the  Registrant's
           Quarterly  Report on Form 10-Q for the  quarter  ended
           September 30, 1996).**
10.22      Executive  Employment  Agreement,  dated  September 1,
           1996, by the Registrant  and James B.  Amberson,  M.D.
           (incorporated  by  reference  to Exhibit  10.40 to the
           Registrant's  Quarterly  Report  on Form  10-Q for the
           quarter ended September 30, 1996).**
10.23      Severance Agreement,  dated September 27, 1996, by the
           Registrant  and  Carl  R.  Iberger   (incorporated  by
           reference  to  Exhibit   10.41  to  the   Registrant's
           Quarterly  Report on Form 10-Q for the  quarter  ended
           September 30, 1996).**
10.24      Employment Agreement,  dated September 30,1996, by the
           Registrant  and David R.  Schreiber  (incorporated  by
           reference  to  Exhibit   10.42  to  the   Registrant's
           Quarterly  Report on Form 10-Q for the  quarter  ended
           September 30, 1996).**
10.25      Employment Agreement,  dated November 18, 1996, by the
           registrant and Steven T. Clayton.**
10.26      Severance  Agreement  dated  November 18, 1996, by the
           registrant and Daniel J. Cronin, III.**
10.27      Amendment  dated  as of  October  4,  1995  to  Rights
           Agreement  dated  as of April  29,  1994  between  the
           Registrant  and  American  Stock  Transfer  and  Trust
           Company, as Rights Agent (incorporated by reference to
           Exhibit  No.  1 to the  Registrant's  Form  8-K  dated
           October  30,  1996  filed  with  the   Securities  and
           Exchange Commission on November 8, 1995).
10.28      1996 Stock Incentive Plan  (incorporated  by reference
           to  Appendix  A  to  the  Registrant's   Statement  on
           Schedule  14A filed with the  Securities  and Exchange
           Commission on September 23, 1996).**
10.29      Stock  and  Warrant  Purchase  Agreement,  dated as of
           October 4, 1995,  among the Gilbert Family Trust,  the
           G. S. Beckwith Gilbert I.R.A. Contributory Account, G.
           S. Beckwith Gilbert and the Registrant.
10.30      Registration Rights Agreement,  dated as of October 4,
           1995,  among  the  Gilbert  Family  Trust,  the G.  S.
           Beckwith Gilbert I.R.A.  Contributory  Account,  G. S.
           Beckwith Gilbert and the Registrant.
10.31      Warrant  No. 1, dated as of  October  4, 1995,  by the
           Registrant in favor of G. S. Beckwith.
10.32      Promissory  Note,  dated  October  4,  1995,  by G. S.
           Beckwith Gilbert in favor of the Registrant.
10.33      Stock  Option  Grant  dated  October  24,  1996 by the
           Registrant to Andre de Bruin.**
10.34      Stock  Option  Grant  dated  November  4,  1996 by the
           Registrant to Jeffrey M. Sklar, M.D., Ph.D.**
10.35      Loan   Agreement   dated   December  3,  1996  by  the
           Registrant to Kevin C. Johnson).**
10.36      Form  of  standard  Stock  Option  Grant  for  outside
           directors.**
10.37      Amendment to Warrant  Certificate  No. W-1 dated as of
           October  2,  1996  between  the  Registrant  and G. S.
           Beckwith Gilbert.
10.38      Severance  Agreement  dated  February  27, 1997 by the
           Registrant and Richard A. Sandberg.**
10.39      Amendment  dated April 30, 1997 by the  Registrant and
           Richard A. Sandberg.**
10.40      Security   Agreement  dated  April  30,  1997  by  the
           Registrant and Richard A. Sandberg.**
10.41      Secured  Promissory  Note dated  April 30, 1997 by the
           Registrant and Richard A. Sandberg.**
10.42      Non-Compete  Agreement  dated September 3, 1997 by the
           Registrant and Vernon L. Wells.**
10.43      Severance  Agreement  dated  September 15, 1997 by the
           Registrant and Robert C. Verfurth.**
10.44      Consulting and Proprietary  Information and Inventions
           Agreement  dated October 1, 1997 by the Registrant and
           Jeffrey L. Sklar, M.D., Ph.D.
10.45      Severance  Agreement  dated  January  27,  1998 by the
           Registrant and Vernon L. Wells (filed herewith).**
11.1       Statement re: computation of per share earnings. *
22.1       List of Subsidiaries of the Company  (incorporated  by
           reference   to  Exhibit   22.1  of  the   Registrant's
           Registration Statement No. 33-41226).
23.1       Consent of Arthur Andersen LLP (filed herewith).                 57
27.1       Financial Data Schedule.                                         58



--------------

      *     Not applicable or contained elsewhere herein.
      ** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.