Form 10-Q
period 1999-03-31
DIANON SYSTEMS INC
filed 1999-05-10
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

                                                            Yes   X     No
                                                                -----      -----


The number of shares of Issuer's Common Stock, $.01 par value, outstanding on May 5, 1999 was 6,834,511 shares.

                              DIANON SYSTEMS, INC.
                                      INDEX


PART I  FINANCIAL INFORMATION                                           PAGE NO.
-----------------------------                                           --------

Item 1.     FINANCIAL STATEMENTS

            Balance Sheets as of                                           3
            March 31, 1999 and December 31, 1998

            Income Statements for the                                      4
            three months ended March 31, 1999 and 1998

            Statements of Stockholders' Equity for the                     5
            three months ended March 31, 1999 and 1998

            Statements of Cash Flows for the                               6
            three months ended March 31, 1999 and 1998

            Notes to Financial Statements                                  7-8

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9-13

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                              13


PART II  OTHER INFORMATION
--------------------------

Item 6.     EXHIBITS AND REPORTS ON  FORM 8-K                              14

Signatures                                                                 15

                              DIANON SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                            MARCH 31,          DECEMBER 31,
                                                                              1999                1998
                                                                        ---------------      ---------------
                                                                          (UNAUDITED)
            ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                          $    14,471,758      $    12,126,076
       Accounts receivable, net of allowances of $960,266 and
       $1,033,059, respectively                                              14,149,880           14,403,878
     Prepaid expenses and employee advances                                   1,025,511            1,007,577
     Inventory                                                                  877,241              981,647
     Deferred income tax asset                                                1,124,118            1,047,118
                                                                        ---------------      ---------------
              Total current assets                                           31,648,508           29,566,296
                                                                        ---------------      ---------------
PROPERTY AND EQUIPMENT, at cost
     Laboratory and office equipment                                         10,693,623           10,367,848
     Leasehold improvements                                                   3,820,514            3,786,759
       Less - accumulated depreciation and amortization                      (9,264,954)          (8,620,122)
                                                                        ---------------      ---------------
                                                                              5,249,183            5,534,485
                                                                        ---------------      ---------------

INTANGIBLE ASSETS, net of accumulated amortization of
     $3,229,337 and $3,181,779 respectively                                     368,234              377,751
DEFERRED INCOME TAX ASSET                                                     1,124,869            1,005,869
OTHER ASSETS                                                                    211,214              218,714
                                                                        ===============      ===============
         TOTAL ASSETS                                                   $    38,602,008      $    36,703,115
                                                                        ===============      ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                   $     1,081,525      $     1,260,620
     Accrued employee compensation                                            1,394,510              576,335
     Accrued employee stock purchase plan                                        29,115               31,996
     Accrued income taxes payable                                               796,534              309,623
     Current portion of capitalized lease obligations                            34,661               42,334
     Other accrued expenses                                                   3,347,801            3,018,468
                                                                        ---------------      ---------------
           Total current liabilities                                          6,684,146            5,239,376
LONG-TERM PORTION OF CAPITALIZED LEASE OBLIGATIONS                               86,063               80,675
                                                                        ---------------      ---------------
           TOTAL LIABILITIES                                                  6,770,209            5,320,051
                                                                        ---------------      ---------------
STOCKHOLDERS' EQUITY
     Common stock, par value $.01 per share, 20,000,000 shares
       authorized, 6,759,884 and 6,808,729 shares issued and
       outstanding at March 31, 1999 and December 31, 1998,
       respectively                                                              67,599               68,088
     Additional paid-in capital                                              27,012,489           27,398,120
     Retained earnings                                                        6,570,553            5,697,710
     Common stock held in treasury, at cost - 225,373 and 222,019
       shares at March 31, 1999 and December 31, 1998, respectively          (1,818,842)          (1,780,854)
                                                                        ---------------      ---------------
         TOTAL STOCKHOLDERS' EQUITY                                          31,831,799           31,383,064
                                                                        ===============      ===============
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    38,602,008      $    36,703,115
                                                                        ===============      ===============

                       The accompanying notes to financial
            statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                                INCOME STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     1999             1998
                                                  -----------      -----------
Net revenues                                      $15,856,721      $15,081,473

Cost of sales                                       9,187,602        8,459,027
                                                  -----------      -----------

    GROSS PROFIT                                    6,669,119        6,622,446

Selling, general and administrative expenses        5,219,629        5,341,554

Research and development expenses                     118,724          165,364
                                                  -----------      -----------

    INCOME  FROM OPERATIONS                         1,330,766        1,115,528

Interest income, net                                  161,274          182,260
                                                  -----------      -----------
    INCOME BEFORE PROVISION FOR INCOME TAXES        1,492,040        1,297,788

Provision for income taxes                            619,197          558,048
                                                  -----------      -----------

    NET INCOME                                    $   872,843      $   739,740
                                                  ===========      ===========

    EARNINGS PER SHARE:
           BASIC                                  $       .13      $       .11
           DILUTED                                $       .13      $       .11

    WEIGHTED AVERAGE SHARES OUTSTANDING:
           BASIC                                    6,533,757        6,624,120
           DILUTED                                  6,716,461        6,978,126


                       The accompanying notes to financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                  Additional                      Common Stock
                                              Common Stock          Paid-In     Retained     Acquired for Treasury
                                          Shares       Amount       Capital     Earnings      Shares       Amount         Total
                                        -----------  -----------  -----------  -----------  -----------  -----------   -----------
BALANCE, December 31, 1997                6,791,320  $    67,914  $27,880,223  $ 2,743,380     (197,617) ($1,645,273)  $29,046,244
    Stock options exercised                  25,738          257      119,868           --           --           --       120,125
    Employee stock purchase plan                 --           --     (106,978)          --       28,518      237,429       130,451
    Stock grants                             16,025          160      156,083           --           --           --       156,243
    Net income                                   --           --           --      739,740           --           --       739,740
                                        -----------  -----------  -----------  -----------  -----------  -----------   -----------
BALANCE,  March  31, 1998                 6,833,083  $    68,331  $28,049,196  $ 3,483,120     (169,099) ($1,407,844)  $30,192,803
                                        ===========  ===========  ===========  ===========  ===========  ===========   ===========


BALANCE, December 31, 1998                6,808,729  $    68,088  $27,398,120  $ 5,697,710     (222,019) ($1,780,854)  $31,383,064
    Employee stock purchase plan                 --           --       (2,332)          --          646        5,213         2,881
    Stock grants                              1,155           11        9,951           --           --           --         9,962
    Common stock acquired for treasury           --           --           --           --      (54,000)    (436,951)     (436,951)
    Retired shares                          (50,000)        (500)    (393,250)          --       50,000      393,750            --
    Net income                                   --           --           --      872,843           --           --       872,843
                                        -----------  -----------  -----------  -----------  -----------  -----------   -----------
BALANCE, March 31, 1999                   6,759,884  $    67,599  $27,012,489  $ 6,570,553     (225,373) ($1,818,842)  $31,831,799
                                        ===========  ===========  ===========  ===========  ===========  ===========   ===========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                              DIANON SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                     MARCH 31,
                                                                              1999               1998
                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $    872,843       $    739,740
Adjustments to reconcile net income to net
    cash provided by (used in) operations -
    Non-cash charges
      Depreciation and amortization                                            692,390            730,840
      Provision for bad debts                                                       --            300,000
      Stock compensation expense                                                 9,962            156,243
Changes in other current assets and liabilities
    Increase (decrease)  in accounts payable and accrued liabilities         1,452,443         (1,824,308)
    Decrease (increase) in accounts receivable                                 253,998         (1,615,863)
    Decrease in inventory                                                      104,406             51,832
    (Increase) in prepaid expenses and employee advances                       (17,934)          (506,429)
    (Increase) in other assets                                                (188,500)            69,711
                                                                          ------------       ------------
            Net cash provided by (used in) operating activities              3,179,608         (1,898,234)
                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (359,530)          (420,428)
    Intangible asset expenditures                                              (38,041)                --
    Acquisition of PRL assets, net                                                  --           (359,590)
                                                                          ------------       ------------
            Net cash (used in) investing activities                           (397,571)          (780,018)
                                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of common stock acquired for treasury                            (436,951)                --
    Repayments of note payable and other                                        (2,285)            (2,384)
    Employee stock purchase plan and stock options exercised                     2,881            250,576
                                                                          ------------       ------------
            Net cash (used in) provided by financing activities               (436,355)           248,192
                                                                          ------------       ------------

            Net increase (decrease) in cash and cash equivalents             2,345,682         (2,430,060)

CASH AND CASH EQUIVALENTS, beginning of period                              12,126,076         12,401,062
                                                                          ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                                  $ 14,471,758       $  9,971,002
                                                                          ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the period:
      Interest                                                            $      7,735       $     16,131
      Income Taxes                                                        $    311,350       $  1,056,790


                       The accompanying notes to financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The consolidated financial statements at and for the three months ended March 31, 1999 and 1998 have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 1998, previously filed on Form 10-K with the Securities and Exchange Commission (the "Annual Report").

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

2. ACQUISITION - Effective February 1, 1998, the Company acquired certain assets of a pathology laboratory in Tampa, Florida ("Pathologists Reference Laboratory" or "PRL"). The acquisition price was approximately $558,000 (including acquisition costs), of which $359,590 was paid through March 31, 1998 and the balance was satisfied through the assumption of certain liabilities. The purchase price was primarily allocated to trade receivables ($265,000) and customer lists ($164,000), and the acquisition has been accounted for pursuant to the purchase method of accounting. Pro forma net revenues for the three months ended March 31, 1998, adjusted as if the acquisition had occurred January 1, 1998 approximate $15.5 million. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.

3. EARNINGS PER SHARE - Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Reported earnings per share for all prior periods have been restated.

    Below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                            First Quarter    First Quarter
                                                                 1999            1998
                                                              ----------      ----------
    BASIC EARNINGS PER SHARE
    Weighted-average number of common shares outstanding       6,533,757       6,624,120

    DILUTED EFFECT OF:
    Stock options                                                182,704         354,006
                                                              ----------      ----------

    DILUTED EARNINGS PER SHARE
    Weighted-average number of common shares outstanding       6,716,461       6,978,126
                                                              ----------      ----------

    NET INCOME                                                $  872,843      $  739,740
                                                              ----------      ----------

    BASIC EARNINGS PER SHARE                                  $     0.13      $     0.11
                                                              ----------      ----------

    DILUTED EARNINGS PER SHARE                                $     0.13      $     0.11
                                                              ----------      ----------

    Options to purchase 297,456 shares of common stock at prices ranging from $8.125 to $12.25 per share were outstanding as of March 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.


4.  SUBSEQUENT  EVENT - On April  7,  1999,  the  Company  signed  a  definitive agreement to acquire substantially all the assets of Kyto-Meridien Diagnostics, LLC, an outpatient OB/Gyn laboratory with locations in Woodbury and New City, New York, scheduled to become effective May 1, 1999. The Company plans to finance the acquisition through a combination of available cash and drawdowns of its credit line, as well as issuance of Common Stock, newly issued or treasury shares.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

The descriptive analysis contained herein compares the financial results of the Company for the three months ended March 31, 1999 ("First Quarter-1999") to the three months ended March 31, 1998 ("First Quarter-1998").

The Company's results of operations in the First Quarter-1999 reflect higher revenues on increased volume compared to the First Quarter-1998, along with continued emphasis on controlling costs in selling, general, administrative and other operating expenses. In addition, the Company's revenue base continues to shift toward anatomic pathology from clinical chemistry.


RESULTS OF OPERATIONS
---------------------

     o   NET REVENUES

Net revenues increased 5.1% to $15.9 million in First Quarter-1999 from $15.1 million in First Quarter-1998. This increase is primarily due to the acquisition of PRL on February 1, 1998 and the related sales for three months in 1999 versus two months in 1998.

     o   COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics and depreciation expense, increased to $9.2 million in First Quarter-1999 from $8.5 million in First Quarter-1998. As a percentage of sales, cost of sales totaled 57.9% and 56.1%, respectively. The increased percentage of revenue represented by cost of sales largely reflects the Company's strategic focus on anatomic pathology, which requires a larger laboratory work force versus the clinical chemistry market segment. Salaries and wages increased from $3.3 million in First Quarter-1998 to $3.7 million in First Quarter-1999, primarily due to an additional month of salaries at PRL. In addition, overhead expenses (primarily building rent, utilities, and depreciation) increased from $2.4 million in First Quarter-1998 to $2.8 million in First Quarter-1999.

     o   GROSS PROFIT

Gross profit was similar in First Quarter-1999 to First Quarter-1998, at $6.7 million and $6.6 million, with gross profit margins of 42.1% and 43.9%
respectively. The decrease in margins is primarily attributable to price reimbursement denials for certain laboratory services.

The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady and continuing downward pressure on prices exerted by both government and private third party payers. Payment for services such as those provided by the Company is and will likely continue to be affected by periodic reevaluations made by payers concerning which services to reimburse or cease reimbursing. Over time, Congress has reduced the national cap on Medicare laboratory fee schedules (under which the Company's clinical chemistry services are reimbursed) to 74% of the national median. The President's fiscal year 2000 budget proposes to reduce this cap even further to 72% of the national median. In addition, the Balanced Budget Act of 1997 ("BBA") freezes fee schedule payments for the 1998-2002 period.

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

On November 1, 1998, HCFA published its final Medicare physician fee schedule regulation to be effective January 1, 1999. The regulation decreased the conversion factor by 5.3% in 1999. It also recalculated physician practice expenses, a key component of the RBRVS, to reflect resource consumption rather than historical charge data. The resulting new practice expense values will be phased in over the period 1999 to 2002. While the actual impact on the Company's Medicare pathology revenues will depend on the mix of pathology services furnished, HCFA estimates that the new system will decrease the Medicare revenue for pathologists 13% once it is fully phased-in at the end of the four-year period. Overall, these fee schedule changes likely will continue to have a negative effect on the Company's average unit price. The Company estimates that the adverse impact on revenues in 1999 will not be material.

HCFA is required to recalculate the malpractice expense component of the RBRVS to make it resource-based, effective January 1, 2000. Because malpractice expenses are the least significant component of the RBRVS formula, the implementation of resource-based malpractice expense is not expected to make a significant difference in reimbursement amounts. More information will be available on HCFA's malpractice proposal when once the proposed Medicare physician fee schedule is published this May or June.

The BBA directs the Secretary of the Department of Health and Human Services to implement a prospective payment system ("PPS") for hospital outpatient services by January 1, 1999. Because of Year 2000 computer problems, however, HCFA has asserted that it cannot implement the outpatient PPS until after January 1, 2000. On September 8, 1998, HCFA published a proposed outpatient PPS rule that would carve out clinical laboratory services from the outpatient PPS rates, but would include the technical component of surgical pathology services. The outpatient PPS could affect the Company's revenues for these surgical pathology services depending on the precise details of how and when the PPS is implemented.

Other potential changes in government and third-party payer reimbursement, resulting from federal, state or local legislation, the impact of managed care, or other market pressures, are also likely to continue the downward pressure on prices and make the market for clinical laboratory services more competitive, which could in turn have a material adverse impact on the Company's gross profits.

The Company's Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission, contains additional information regarding the complex area of reimbursement.

     o   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 2.3% from $5.3 million in First Quarter-1998 to $5.2 million in First Quarter-1999. As a percentage of sales, selling, general and administrative expenses decreased from 35.4% in First Quarter-1998 to 32.9% in First Quarter-1999, primarily due to lower marketing and administrative expenses, largely offset by higher sales commission and other selling costs. Also, First Quarter-1998 includes severance costs of $98,000.

     o   RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 28.2% from $165,000 in First Quarter-1998 to $119,000 in First Quarter-1999 as a result of the Company's continuing selectivity in evaluating existing and new technologies.

     o   INCOME FROM OPERATIONS

Income from operations increased 19.3% from $1.1 million in First Quarter-1998 to $1.3 million in First Quarter-1999, primarily as a result of reduced general, administrative and research and development costs discussed previously.

     o   NET INTEREST INCOME

Net interest income declined 11.5% from $182,000 in First Quarter-1998 to $161,000 in First Quarter-1999, partially due to lower interest earned on officer loans.

     o   PROVISION FOR INCOME TAXES

The provision for income taxes reflects a 41.5% and 43.0% effective tax rate in First Quarter-1999 and First Quarter-1998, respectively, totaling $619,000 and $558,000 in the corresponding periods. The lower rate in First Quarter-1999 reflects reduced state and miscellaneous taxes.

     o   NET INCOME

Net income increased 18.0% from $740,000 in First Quarter-1998 to $873,000 in First Quarter-1999, while basic and diluted earnings per share also increased 18.0%, from $0.11 per share to $0.13 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1999, the Company had total cash and cash equivalents of $14.5 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. The $2.3 million increase in cash from December 31, 1998 is primarily attributable to increased collections on sales, and timing differences in the payment of salaries and other liabilities. Working capital was $25.0 million and $24.3 million as of March 31, 1999 and December 31, 1998, respectively, and the current ratio was 4.7:1 and 5.6:1, respectively.

Accounts receivable (net of allowances) totaled $14.1 million as of March 31, 1999 representing approximately 79 days of sales outstanding ("DSO"), compared to $14.4 million as of December 31, 1998 or 82 days. DSO as of March 31, 1998 approximated 96 days. The decrease in DSO relates to improved Company billing and collection processes, resulting largely from enhancements in our billing and communications systems.

Total capital expenditures during the First Quarter-1999 totaled $360,000. Expenditures were primarily for ongoing operations.

Effective February 17, 1998, the Company entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including those related to compliance with financial covenants. As of March 31, 1999, there have been no amouts drawn down under this line.

As of March 31, 1999, the Company holds 225,373 shares of Common Stock in treasury at a cost of approximately $1.8 million. In October 1998, the Company's Board of Directors authorized the repurchase of up to an additional 1.5 million shares of the Company's Common Stock, on the open market or in a private transaction, and that the total expenditures for share repurchases be limited to an additional $10.0 million, for a total authorization of approximately 1.7 million shares and $12.0 million in total expenditures. The remaining authorized repurchases as of March 31, 1999 are approximately 1.4 million shares and $9.3 million in total expenditures.

On April 7, 1999, the Company signed a definitive agreement to acquire substantially all the assets of Kyto-Meridien Diagnostics, LLC, an outpatient OB/Gyn laboratory with locations in Woodbury and New City, New York, scheduled to become effective May 1, 1999. The Company plans to finance the acquisition through a combination of available cash and drawdowns of the aforementioned credit line, as well as issuance of Common Stock, newly issued or treasury shares.

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

YEAR 2000 ISSUE
---------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, issue bills, or engage in similar normal business activities.

While the Company believes the remedial measures necessary to address its internal Year 2000 issues are not material and will require minimal resources to resolve, it has determined that certain actions are necessary. It has developed a plan to mitigate its Year 2000 issues, which involves four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all material systems that could be affected by the Year 2000 issue, and has identified specific systems requiring further action. Currently, 100% of the Company's software has been remediated, unit tested, and implemented. Substantial progress has been made with respect to personal computers, mainframes, servers and laboratory instrumentation. The Company expects all of its computer hardware to be Year 2000 compliant during the second half of 1999.

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

RISK FACTORS; FORWARD LOOKING STATEMENTS
----------------------------------------

This document contains forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by the Company to beneficiaries of the Medicare program; possibility of being deemed to be not in compliance with Federal or state regulatory requirements; the uncertainties relating to the ability of the Company to convince physicians and/or managed care organizations to use the Company as a provider of anatomic pathology testing services; the ability of the Company to maintain superior quality relative to its competitors; the ability of the Company to maintain its hospital-based business in light of the competitive
pressures  and  changes   occurring  in  hospital   healthcare   delivery;   the
uncertainties relating to states erecting barriers to the performance of anatomic national testing services; the ability of the Company to maintain superior quality relative to its competitors; the ability of the Company to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of anatomic national laboratories, small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery. These and other risks are set forth in greater detail in the Company's Annual Report on Form 10K for the year ended December 31, 1998 on file with the Securities and Exchange Commission.


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

           (27.1)   Financial Data Schedule

b        Report on Form 8-K.

           No reports on Form 8-K were filed during the First Quarter 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DIANON Systems, Inc.



                       May 7, 1999        /s/ KEVIN C. JOHNSON
                                          --------------------------------------
                                          By: Kevin C. Johnson
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)




                       May 7, 1999        /s/ DAVID R. SCHREIBER
                                          --------------------------------------
                                          By: David R. Schreiber
                                              Senior Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                                  EXHIBIT INDEX


                                                                           PAGE
                                                                           ----

27.1  Financial Data Schedule (filed herewith)