Form 10-Q
period 1999-06-30
DIANON SYSTEMS INC
filed 1999-08-12
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

                                                           Yes /X/       No


The number of shares of registrant's Common Stock, $.01 par value, outstanding on August 9, 1999 was 6,812,197 shares.

                             DIANON SYSTEMS, INC.
                               AND SUBSIDIARIES
                                     INDEX


Part I FINANCIAL INFORMATION                              PAGE NO.
----------------------------                              --------

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets as of
         June 30, 1999 and December 31, 1998.                 3

         Statements of Operations for
         the three month and six month periods ended
         June 30, 1999 and 1998.                              4

         Statements of Stockholders'
         Equity for the six months ended
         June 30, 1999 and 1998.                              5

         Statements of Cash Flows for
         the six months ended June 30, 1999 and 1998.         6

         Notes to Financial Statements.                       7-8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS        9-13

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                    13


Part II  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON  FORM 8-K                    14

Signatures                                                    15



                                DIANON SYSTEMS, INC.
                                   BALANCE SHEETS

                                                            JUNE 30,    DECEMBER 31,
                                                              1999          1998
                                                          ----------------------------
                 ASSETS                                    (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                              $ 7,944,645   $12,126,076
    Accounts receivable, net of allowances of $1,010,266
    and $1,033,059, respectively                            16,382,973    14,403,878
    Prepaid expenses and employee advances                   1,118,993     1,007,577
    Inventory                                                1,035,385       981,647
    Deferred income tax asset                                  919,959     1,047,118
                                                          ----------------------------
      Total current assets                                  27,401,955    29,566,296
                                                          ----------------------------
PROPERTY AND EQUIPMENT, at cost
    Laboratory and office equipment                         11,479,683    10,367,848
    Leasehold improvements                                   4,004,973     3,786,759
      Less - accumulated depreciation and amortization      (9,928,942)   (8,620,122)
                                                          ----------------------------
                                                             5,555,714     5,534,485
                                                          ----------------------------
INTANGIBLE ASSETS, net of accumulated amortization of
      $3,400,714 and $3,181,779, respectively               14,080,227       377,751
DEFERRED INCOME TAX ASSET                                    1,201,808     1,005,869
OTHER ASSETS                                                   268,447       218,714
                                                          ----------------------------
      TOTAL ASSETS                                         $48,508,151   $36,703,115
                                                          ============================

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                        $1,422,705   $ 1,260,620
    Accrued employee compensation                            1,303,523       576,335
    Accrued KMD acquisition costs                            1,434,415           --
    Current portion of capitalized lease obligations            18,354        42,334
    Other accrued expenses                                   3,243,214     3,360,087
                                                          ----------------------------
      Total current liabilities                              7,422,211     5,239,376
                                                          ----------------------------
LONG-TERM LIABILITIES:
    Long-term note payable                                   6,000,000            --
    Long-term portion of capitalized lease obligations          93,332        80,675
                                                          ----------------------------
      Total long-term liabilities                            6,093,332        80,675
                                                          ----------------------------
      Total Liabilities                                     13,515,543     5,320,051
                                                          ----------------------------
STOCKHOLDERS' EQUITY:
    Common stock, par value $.01 per share, 20,000,000
      shares authorized, 6,842,308 and 6,808,729 shares
      issues and outstanding at June 30, 1999 and December 31,
      1998, respectively                                        68,424        68,088
    Additional paid-in capital                              27,728,288    27,398,120
    Accumulated earnings                                     7,518,692     5,697,710
    Common stock held in treasury, at cost - 34,604 and
    222,019 shares at June 30, 1999 and December 31, 1998,
      respectively                                            (322,796)   (1,780,854)
                                                          ----------------------------
      Total stockholders' equity                            34,992,608     31,383,064
                                                          ----------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $48,508,151    $36,703,115
                                                          ============================

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                                                        DIANON SYSTEMS, INC.
                                                          INCOME STATEMENTS
                                           FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                                                       JUNE 30, 1999 and 1998
                                                             (UNAUDITED)


                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                         1999             1998            1999            1998
                                                    --------------- ----------------- -------------- ----------------

Net revenues                                           $19,053,229       $15,218,586    $34,909,950      $30,300,059

Cost of goods                                           10,896,372         8,641,424     20,083,974       17,100,451
                                                    --------------- ----------------- -------------- ----------------

     GROSS PROFIT                                        8,156,857         6,577,162     14,825,976       13,199,608

Selling, general and administrative expenses             6,321,954         5,258,882     11,494,026       10,540,378

Amortization of intangible assets                          171,377            63,050        218,934          123,108

Research & development expenses                            109,502           162,659        228,226          328,023
                                                    --------------- ----------------- -------------- ----------------

     INCOME FROM OPERATIONS                              1,554,024         1,092,571      2,884,790        2,208,099

Interest income, net                                        66,726           148,980        228,000          331,240
                                                    --------------- ----------------- -------------- ----------------

    INCOME BEFORE PROVISION FOR
        INCOME  TAXES                                    1,620,750         1,241,551      3,112,790        2,539,339

Provision for income taxes                                 672,611           533,868      1,291,808        1,091,916
                                                    --------------- ----------------- -------------- ----------------

     NET INCOME                                           $948,139          $707,683     $1,820,982       $1,447,423
                                                    =============== ================= ============== ================

     EARNINGS PER SHARE
           BASIC                                               .14               .11            .27              .22
           DILUTED                                             .14               .10            .27              .21

     WEIGHTED AVERAGE SHARES OUTSTANDING
           BASIC                                         6,703,221         6,733,507      6,618,489        6,678,814
           DILUTED                                       6,960,567         7,020,617      6,838,514        6,999,372

      Supplemental Financial Information:
           EBITDA                                       $2,391,519        $1,803,974     $4,414,678       $3,650,343
           EBITDA as a % of Sales                            12.5%             11.9%          12.6%            12.0%




                                   The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                        DIANON SYSTEMS, INC.
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                             (UNAUDITED)

                                                                     Additional                           Common Stock
                                          Common Stock                 Paid-In        Retained       Acquired for Treasury
                                             Amount       Shares       Capital        Earnings            Shares Amount
                                       ---------------  ---------- ---------------- -------------- --------------------------- --
 BALANCE, December 31, 1997                 6,791,320      $67,914     $27,880,223      $2,743,380     (197,617)     ($1,645,273)
       Stock options exercised                 37,170          371         197,995              --            --              --
       Employee stock purchase plan                --           --        (412,050)             --      108,546          903,711
       Stock grants                            17,050          171         166,067              --            --              --
       Net income                                  --            --              --      1,447,423            --              --
                                         ============= ============ =============== =============== ============= ===============
 BALANCE,  June 30, 1998                    6,845,540      $68,456     $27,832,235      $4,190,803      (89,071)      ($741,562)
                                         ============= ============ =============== =============== ============= ===============


 BALANCE, December 31, 1998                 6,808,729      $68,088     $27,398,120      $5,697,710     (222,019)    ($1,780,854)
       Stock options exercised                  1,288           13           6,551              --            --              --
       Issuance of common stock                79,981          800         700,516              --      222,019        1,780,854
       Employee stock purchase plan                --           --          (3,550)             --          896            7,546
       Stock grants                             2,310           23          19,901              --            --              --

       Common stock acquired for treasury          --           --              --              --      (85,500)       (724,092)

       Retired shares                         (50,000)        (500)       (393,250)              --        50,000         393,750
       Net income                                  --           --              --       1,820,982            --              --
                                         ============= ============ =============== =============== ============= ===============
 BALANCE, June 30, 1999                     6,842,308      $68,424     $27,728,288      $7,518,692      (34,604)      ($322,796)
                                         ============= ============ =============== =============== ============= ===============



                              DIANON SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

(CONTINUED)


                                              Total

                                         ---------------
 BALANCE, December 31, 1997                  $29,046,244
       Stock options exercised                   198,366
       Employee stock purchase plan              491,661
       Stock grants                              166,238
       Net income                              1,447,423
                                          ===============
 BALANCE,  June 30, 1998                     $31,349,932
                                          ===============


 BALANCE, December 31, 1998                  $31,383,064
       Stock options exercised                     6,564
       Issuance of common stock                2,482,170
       Employee stock purchase plan                3,996

       Stock grants                               19,924

       Common stock acquired for treasury      (724,092)
       Retired shares                                 --

       Net income                              1,820,982
                                          ===============
 BALANCE, June 30, 1999                      $34,992,608
                                          ===============




           The accompanying notes to consolidated financial statements are an integral part of these statements.



                                                        DIANON SYSTEMS, INC.
                                                      STATEMENTS OF CASH FLOWS
                                           FOR THE SIX MONTHS ENDED JUNE 30, 1999 and 1998
                                                             (UNAUDITED)


                                                                                                    JUNE 30
                                                                                            1999                1998
                                                                                      ------------------ -------------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                                        $1,820,982          $1,447,423
      Adjustments to reconcile net income to net
          cash provided by (used in) operations -
           Non-cash charges
               Depreciation and amortization                                                 1,529,947           1,442,243
               Stock compensation expense                                                       19,924             166,238
      Changes in other current assets and liabilities
            Increase (decrease) in accounts payable and accrued liabilities                  1,277,479          (3,349,733)
           (Increase) decrease in accounts receivable                                       (1,629,233)            506,552
           (Increase) in prepaid expenses and employee advances                               (102,495)           (215,253)
           (Increase) decrease in inventory                                                    (43,988)             44,905
           (Increase) in other assets                                                         (118,513)           (184,356)
                                                                                      ------------------ -------------------
                         Net cash provided by (used in) operating activities                 2,754,103            (141,981)
                                                                                      ------------------ -------------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of KMD assets, net                                                  (13,740,082)                  --
           Capital expenditures                                                               (934,084)           (836,162)
           Acquisition of PRL assets, net                                                            --           (359,590)
           Purchase of other intangibles                                                       (20,000)                  --
           Proceeds from the sale of fixed assets                                                1,316                   --
                                                                                      ------------------ -------------------
           Net cash (used in) investing activities                                         (14,692,850)         (1,195,752)
                                                                                       ----------------- -------------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
           Net borrowings (repayments) of note payable                                        6,000,000                  --
           New issuance of common stock                                                         701,316                  --
           Net reduction of common stock from treasury                                        1,056,762                  --
           Employee stock purchase plan                                                           3,996             491,661
           Stock options exercised                                                                6,564             198,366
           Borrowings (repayments) of capitalized lease obligations                             (11,322)             12,460
                                                                                      ------------------ -------------------
                       Net cash provided by financing activities                              7,757,316             702,487
                                                                                      ------------------ -------------------

                       Net (decrease) in cash and cash equivalents                          (4,181,431)           (635,246)

      CASH AND CASH EQUIVALENTS, beginning of period                                         12,126,076          12,401,062
                                                                                      =================  -------------------
      CASH AND CASH EQUIVALENTS, end of period                                               $7,944,645         $11,765,816
                                                                                      ================== ===================

      Supplemental cash flow disclosures:
      Cash paid during the period:
               Interest                                                                         $75,917             $20,004
               Income Taxes                                                                   1,766,618           1,778,990




                                   The accompanying notes to consolidated financial statements are an integral part of these statements.





                              DIANON SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. The Company - The consolidated financial statements as of and for the three months and six months ended June 30, 1999 and 1998 have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 1998, previously filed on Form 10-K with the Securities and Exchange Commission (the "Annual Report").

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report for the year ended December 31, 1998. The results of operations for the three months and six months ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

2. Acquisition - Effective February 1, 1998, the Company acquired certain assets of a pathology laboratory in Tampa, Florida ("Pathologists Reference Laboratory" or "PRL"). The acquisition price was approximately $558,000 (including acquisition costs), of which $359,590 was paid through March 31, 1998 and the balance was satisfied through the assumption of certain liabilities. The purchase price was primarily allocated to trade receivables ($265,000) and customer lists ($164,000), and the acquisition has been accounted for pursuant to the purchase method of accounting. Pro forma net revenues for the three months ended March 31, 1998, adjusted as if the acquisition had occurred January 1, 1998, approximate $15.5 million. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.

      Acquisition - Effective May 1, 1999, the Company acquired substantially all the assets of an outpatient OB/Gyn laboratory with locations in Woodbury and New City, New York ("Kyto Meridien Diagnostics, L.L.C." or "KMD"). The acquisition price was approximately $13.7 million and was financed through a combination of available cash and drawdowns of the Company's credit line, as well as through the issuance of Common Stock. Approximately $12.9 million was paid to the sellers through June 30, 1999, and the balance will be paid through cash and assumption of certain liabilities. The purchase price was primarily allocated to customer lists ($7.5 million), goodwill ($6.4 million), lab and office equipment ($400,000), and client receivables ($400,000), partially offset by accrued liabilities ($930,000, of which $270,000 has been paid as of June 30, 1999). The acquisition has been accounted for pursuant to the purchase method of accounting. Pro forma net revenues for the three months and six months ended June 30, 1999 and 1998, adjusted as if the acquisition had occurred January 1, 1999, approximate $20.0 million and $18.0 million, and $38.5 million and $37.6 million respectively. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.

3. Earnings per share - Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the quarterly periods ended March 31 and June 30 and the six months ended June 30, for both 1999 and 1998:



                                                                   1999
                                           -------------------------------------------------
                                            1st Quarter       2nd Quarter         Six Months
BASIC EARNINGS PER SHARE
Weighted-average number of
     common shares outstanding                6,533,757         6,703,221         6,618,489

DILUTED EFFECT OF:
Stock options                                   182,704           257,346           220,025
                                             ----------        ----------        ----------
DILUTED EARNINGS PER SHARE
Weighted-average number of
     common shares outstanding                6,716,461         6,960,567         6,838,514
                                          -------------       ------------        ----------
NET INCOME                                     $872,843          $948,139        $1,820,982
                                          -------------      ------------       -----------
BASIC EARNINGS PER SHARE                          $0.13             $0.14             $0.27
                                          -------------      ------------      ------------
DILUTED EARNINGS PER SHARE                        $0.13             $0.14             $0.27
                                          -------------      ------------      ------------


                                                                1998
                                           -------------------------------------------------
                                            1st Quarter       2nd Quarter         Six Months
BASIC EARNINGS PER SHARE
Weighted-average number of
     common shares outstanding                6,624,120         6,733,507         6,678,814

DILUTED EFFECT OF:
Stock options                                   354,006           287,110           320,558
                                             ----------        ----------        ----------

DILUTED EARNINGS PER SHARE
Weighted-average number of
     common shares outstanding               6,978,126          7,020,617         6,999,372
                                           -----------         ----------        ----------

NET INCOME                                     $739,740          $707,683        $1,447,423
                                             ----------        ----------       -----------

BASIC EARNINGS PER SHARE                          $0.11             $0.11             $0.22
                                          -------------      ------------      ------------

DILUTED EARNINGS PER SHARE                        $0.11             $0.10             $0.21
                                          -------------      ------------      ------------




Options to purchase 50,317 shares of common stock at prices ranging from $9.00 and $12.25 per share were outstanding as of June 30, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months and six months ended June 30, 1999 ("Second Quarter-1999" and "Six Months-1999", respectively) to the three months and six months ended June 30, 1998 ("Second Quarter-1998" and "Six Months-1998", respectively).

The Company's results of operations in the Second Quarter-1999 and Six Months-1999 reflect favorable volume and mix increases in certain product lines, continued reductions in selling, general, administrative and other operating expenses, and the acquisition of Kyto Meridien Diagnostics, L.L.C. ("KMD").

RESULTS OF OPERATIONS

   O  NET REVENUES

Net revenues increased 25% to $19.1 million in the Second Quarter-1999 from $15.2 million in the Second Quarter-1998, and 15% to $34.9 million in the Six Months-1999 from $30.3 million in the Six Months-1998. These increases reflect the acquisition of KMD on May 1, 1999, as well as volume and mix increases in certain product lines, and the successful negotiation and introduction in 1999 of several capitated contracts.

   O  COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics and depreciation expense, increased to $10.9 million in the Second Quarter-1999 from $8.6 million in the Second Quarter-1998, and to $20.1 million for the Six Months-1999 from $17.1 million for the Six Months-1998. As a percentage of revenues, cost of sales were 57% for both second quarter periods and 58% and 56% for the six month periods 1999 and 1998, respectively.

For the second quarters 1999 and 1998, while percentages remained the same, salaries and wages increased to $4.8 million in 1999 from $3.6 million in 1998, primarily reflecting the acquisition of KMD. Overhead expenses (including building rent, utilities, and depreciation) increased to $2.7 million in 1999 from $2.4 million in 1998. Logistics expenses increased to $1.6 million from $1.4 million in 1999 and 1998, respectively and lab supplies increased to $1.7 million from $1.3 million for the corresponding periods.

For the six month periods ended June 1999 and 1998, salaries and wages increased to $8.5 million in 1999 from $6.9 million in 1998, again reflecting the acquisition of KMD. Overhead expenses increased to $5.5 million in 1999 from $4.8 million in 1998, primarily relating to acquisitions in February 1998 and May 1999, respectively. Logistics expenses increased to $3.0 million in 1999 from $2.9 million in 1998, while cost of lab supplies increased to $3.1 million in 1999 from $2.5 million in 1998.

   O  GROSS PROFIT

Gross profit totaled $8.2 million in Second Quarter-1999 versus $6.6 million in Second Quarter-1998, reflecting a gross profit margin of 43% for both periods. Gross profit for the Six Months-1999 totaled $14.8 million versus $13.2 million in the prior year, representing margins of 43% and 44%, respectively. The increases in gross profits are a direct result of increased revenues.

The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady and continuing downward pressure on prices exerted by both government and private third-party payers. Over time, Congress has reduced the national cap on Medicare laboratory fee schedules (under which the Company's clinical chemistry services are reimbursed) to 74% of the national median. The President's fiscal year 2000 budget proposes to reduce this cap even further to 72% of the national median. In addition, the Balanced Budget Act of 1997 ("BBA") freezes fee schedule payments for the 1998-2002 period. Payment for services such as those provided by the Company also is and will likely continue to be affected by periodic reevaluations made by payers concerning which services to reimburse or cease reimbursing.

On June 29, 1999, President Clinton announced a plan to strengthen and modernize Medicare. The plan would update lab fee schedule payments for the 2003-2009 period at the rate of growth in the consumer price index ("CPI") minus one percentage point. It also would eliminate beneficiary cost sharing for all Medicare covered screening and preventative services, including lab procedures such as pap smears, but would reinstate the 20 percent beneficiary copayment for all other lab services. Furthermore, the President's plan would make the Medicare program more competitive through the use of more market-oriented purchasing, including competitive bidding. Congress is likely to consider Medicare reform legislation, such as the President's Medicare proposal this fall. Changes in government and other third-party payor reimbursement which may result from the enactment of this health care reform or of deficit reduction or balanced budget legislation are difficult to predict; however, they likely will continue the downward pressure on prices and make the market for clinical laboratory services more competitive.

With respect to the Company's anatomic pathology services, which are not reimbursed under the Medicare laboratory fee schedules, the Medicare fees also generally declined with the implementation of the resource-based relative value scale ("RBRVS") system which went into effect in 1992 and was fully phased in by the end of 1996. In 1998, HCFA recalculated physician practice expenses, a key component of the RBRVS, to reflect resource consumption rather than historical charge data. The resulting new practice expense values are being phased in over the period 1999 to 2002. While the actual impact on the Company's Medicare pathology revenues depends on the mix of pathology services furnished, HCFA originally estimated that the new system would decrease the Medicare revenue for pathologists 13% once it is fully phased-in at the end of the four-year period.

On July 22, 1999, HCFA published its proposed Medicare physician fee schedule regulation for the year 2000. Subsequent to receiving comments, a final rule will be published in the fall of 1999. This proposed rule includes several changes in the payment methodology for physician services. Of most significance to pathology services, however, the proposal identified (but did not at this time propose) a possible modification in methodology specific to pathology. In 1998 HCFA created a separate practice expense pool for all services where the physician work RVUs are equal to zero. Reimbursement of pathology services was negatively affected by placement of such services in this pool. HCFA now has received comments requesting that these services be taken out of this special pool and be treated like the vast majority of codes. If HCFA does remove codes from the zero work RVU pool in the final rule this fall, it will be done in a uniform manner across families or categories of codes, rather than allowing individual services to be placed in or out of the "zero work RVU" practice expense pool depending on which method yields the highest RVUs. HCFA predicts that the additional impact on total allowed charges of removing selected pathology codes from the zero work pool would be an eight percent (8%) increase in revenue. The actual impact on the Company's Medicare pathology revenues, if such a change were to be adopted, would depend on the mix of pathology services furnished, but could partially mitigate the negative affect the recalculation of physician practice expenses and resulting RBRVS fee schedule changes would otherwise continue to have on the Company's average unit price. Other than these adjustments, the Company does not expect the proposed Medicare physician fee schedule for the year 2000 will be likely to have a material impact on gross revenues.

Under the Balanced Budget Act, HCFA is required to recalculate the malpractice expense component of the RBRVS to make it resource-based, effective January 1, 2000. With the implementation of resource-based malpractice relative value units ("RVUs") and full implementation of resource-based practice expense RVUs in 2002, all physician fee schedule RVUs will be resource-based. The current malpractice RVUs are charge-based from Medicare claims data accumulated in 1989. The proposed resource-based malpractice RVUs are based on actual malpractice premium data and current Medicare payment data on allowed services and charges, RVUs, and specialty payment percentages. Because malpractice expenses are the least significant component of the RBRVS formula (representing about 3.2 percent of the Medicare payment amount), the implementation of resource-based malpractice expense is not expected to make a significant difference in reimbursement amounts.

In addition, HCFA has proposed prohibiting independent labs from billing for the technical component ("TC") of physician pathology services furnished to Medicare beneficiaries who are hospital inpatients. Under the proposed revision, independent labs would still be able to bill and be paid for the TC of physician pathology services provided to beneficiaries who are hospital outpatients or who are in other settings, but for the TC of services provided to a hospital inpatient, the independent lab would have to make arrangements with the hospital in order to receive payment.

The Company's Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission, contains additional information regarding the complex area of reimbursement.

   O  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the Second Quarters 1999 and 1998, selling, general and administrative expenses increased to $6.3 million in 1999 from $5.3 million in 1998. While absolute expenses increased, they decreased as a percentage of sales to 33% in the Second Quarter-1999 from 35% in the Second Quarter-1998.

For the six-month periods ended June 1999 and 1998, selling, general and administrative expenses increased to $11.5 million in 1999 from $10.5 million in 1998. Again, although expenses increased, they decreased as a percentage of sales to 33% in the Six Months-1999 from 35% in the Six Months-1998.

The expense increases in the second quarter and the six month periods ended June 1999 versus corresponding periods in 1998 were primarily due to higher commissions associated with obtaining new sales; and from increased risk management, medical and other insurance costs due to the acquisition of additional facilities and employees.

   O  AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased to $171,000 in the Second Quarter-1999 from $63,000 in the Second Quarter-1998, and to $219,000 in the Six Months-1999 from $123,000 in the Six Months-1998. These increases were associated with the acquisition of KMD.

   O  RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $110,000 in the Second Quarter-1999 from $163,000 in the Second Quarter-1998, and to $228,000 for the Six Months-1999 from $328,000 for the Six Months-1998. This reduction reflects the evolution of certain developmental test costs from R&D into cost of sales as those tests have been brought to market and reimbursement rates are currently being established.

   O  INCOME FROM OPERATIONS

Income from operations increased to $1.6 million in the Second Quarter-1999 from $1.1 million in the Second Quarter-1998, and to $2.9 million for the Six Months-1999 from $2.2 million for the Six Months-1998. The increase in operating income reflects the increase in sales.

   O  PROVISION FOR INCOME TAXES

The provision for income taxes reflects a 41.5% and 43.0% effective tax rate in Second Quarter-1999 and Second Quarter-1998, respectively, totaling $673,000 and $534,000. The lower effective tax rate is due to reduced miscellaneous and state taxes. The provision totaled $1.3 million and $1.1 million for the Six Months-1999 and Six Months-1998, respectively, also reflecting rates of 41.5% and 43.0%.

   O  NET INTEREST INCOME

Net interest income decreased to $67,000 in the Second Quarter-1999 from $149,000 in the Second Quarter-1998, and to $228,000 in the Six Months-1999 from $331,000 for the prior year, due to lower income received on less cash invested, and the beginning of interest payments on borrowings drawn from the Company's line of credit.

   O  NET INCOME

For the Second Quarters 1999 and 1998, net income increased 34% to $948,000 in 1999 from $708,000 in 1998. Basic earnings per share increased to $0.14 per share in 1999 from $0.11 per share in 1998, while diluted earnings per share increased to $0.14 per share in 1999 from $0.10 per share in 1998.

For the six-month periods ended June 1999 and 1998, net income increased 26% to $1.8 million in 1999 from $1.4 million in 1998. Basic earnings per share increased to $0.27 in 1999 from $0.22 per share in 1998, while diluted earnings per share increased to $0.27 in 1999 from $0.21 in 1998.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had total cash and cash equivalents of $7.9 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. The $4.2 million decrease in cash during the Second Quarter-1999 is due primarily to the acquisition of KMD. Working capital was $20.1 million and $24.3 million as of June 30, 1999 and December 31, 1998, respectively, and the current ratios were 3.7:1 and 5.6:1, respectively.

Accounts receivable (net of allowances) totaled $16.4 million as of June 30, 1999 representing approximately 78 days of sales outstanding, compared to $14.1 million or 79 days as of March 31, 1999 and $14.4 million or 82 days as of December 31, 1998. Days sales outstanding ("DSO") as of June 30, 1998 approximated 85 days. The decrease in DSO compared to the prior year related to improved Company billing and collection processes, resulting largely from enhancements in our billing and communications systems.

Capital expenditures during the Second Quarter-1999 and Six Months-1999 totaled $574,000 and $934,000, respectively, while the acquisition of the KMD assets represented a cash outlay of $10.5 million in the Second Quarter-1999.

Effective February 17, 1998, the Company entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including those related to financial covenants. As of June 30, 1999, $6.0 million had been drawn down against this line for the acquisition of KMD.

As of June 30, 1999, the Company holds 34,604 shares of Common Stock in treasury. In October 1998, the Company's Board of Directors authorized the repurchase of up to an additional 1.5 million shares of the Company's Common Stock, on the open market or in a private transaction, subject to total expenditures for share repurchases limited to an additional $10.0 million, for a total authorization of approximately 1.7 million shares and $12.0 million in total expenditures. The remaining authorized repurchases as of June 30, 1999 are approximately 1.4 million shares and $9.1 million in total expenditures. During the second quarter and first six months of 1999, the Company purchased 31,500 and 85,500 shares at an average price of $9.12 and $8.47, respectively.

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. Such a recognition error could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, issue bills, or engage in similar normal business activities.

The Company believes all of its computer hardware and software is currently Year 2000 compliant. The remedial measures necessary to address the Company's Year 2000 issues were not material and required minimal resources to resolve (less than $50,000). Currently, 100% of the Company's software has been remediated, unit tested, and implemented. The Company used internal resources to reprogram, or replace, test, and implement the software for Year 2000 modifications.

In addition, the Company has queried its important customers, suppliers and vendors to assess their Year 2000 readiness, and has found no significant problems. As to customers, the most significant exposure is that associated with the federal government's Medicare and Medicaid programs and with major insurance companies. These customers in aggregate represent a material portion of the Company's revenues and corresponding cash flow. As to suppliers and
vendors,   the  most   significant   exposure  is  that   associated   with  air
transportation (substantially all specimens are flown in overnight and the resulting reports overnighted back to the customer) and laboratory supplies. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity or capital resources. However, the Company has no means of ensuring that these customers, suppliers and vendors will be Year 2000 compliant. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. As discussed above, the Company is unaware of any Year 2000 issues related to air transportation. Accordingly, the Company has not developed a contingency plan in the event its vendors for air transportation are not Year 2000 compliant. The Company will strive to maintain liquidity, through its credit line and cash position, to mitigate any cash flow risks associated with the aforementioned Year 2000 exposures.

While the Company believes all of its computer hardware and software is currently Year 2000 compliant, if any of its systems are noncompliant there could be a material impact on the operations of the Company.


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

PART II OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K

(a)   Exhibits:

(10.1) Asset Purchase Agreement dated as of April 7, 1999 among DIANON Systems, Inc., Kyto Meridien Diagnostics, L.L.C., Kyto Diagnostics, L.P., Meridian Diagnostics Labs, Inc., A. Bruce Shapiro and Ralph M. Richart, M.D.*

(10.2) Registration Rights Agreement dated as of May 1, 1999 between DIANON Systems Inc. and Kyto Meridien Diagnostics, L.L.C.*

(10.3) Consulting Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and A. Bruce Shapiro*

(10.4) Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Ralph Mr. Richart, M.D.*

(10.5) Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Beth Phillips*

(10.6) Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Dana Shapiro*

(11.1) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.*

(23)     Auditors consent*

(27.1)   Financial Data Schedule (filed herewith)

(99.1)   Press Release*

(99.2)   KMD financial statements for the year ending December 31, 1998*


* Incorporated by reference to the Company's Form 8-K filed with the Commission on May 5, 1999.


(b)   Reports:

      One Form 8-K Current Report was filed with the Commission on May 5, 1999. Items reported were as follows:

Item 2.     Acquisition or Disposition of Assets
            The purchase by the Company of substantially all of the assets of Kyto Meridien Diagnostics, L.L.C.

Item 7.     Financial Statements and Exhibits
            A pro forma condensed balance sheet as of December 31, 1998.

      A pro forma condensed statement of operations for the year ended December 31, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    DIANON Systems, Inc.


August 9, 1999                                      /s/ KEVIN C. JOHNSON
                                                    --------------------
                                                    By:Kevin C. Johnson
                                                       President and
                                                       Chief Executive Officer
                                                       (Principal Executive
                                                        Officer)


August 9, 1999                                      /s/ DAVID R. SCHREIBER
                                                    ----------------------
                                                    By:David R. Schreiber
                                                       Senior Vice President,
                                                       Finance and
                                                       Chief Financial Officer
                                                       (Principal Financial
                                                         Officer and
                                                        Principal Accounting
                                                           Officer)