Form 10-Q
period 1999-09-30
DIANON SYSTEMS INC
filed 1999-11-12
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                ---------------

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

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

                                                           Yes X        No


The number of shares of registrant's Common Stock, $.01 par value, outstanding on November 10, 1999 was 6,846,967 shares.

                             DIANON SYSTEMS, INC.
                               AND SUBSIDIARIES
                                     INDEX


Part I FINANCIAL INFORMATION                                         PAGE NO.

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets as of
         September 30, 1999 and December 31, 1998.                      3

         Income Statements for the three month
         and nine month periods ended September 30, 1999 and 1998.      4

         Statements of Stockholders' Equity
         for the nine months ended September 30, 1999 and 1998.         5

         Statements of Cash Flows for
         the nine months ended September 30, 1999 and 1998.             6

         Notes to Financial Statements.                                 7-8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9-13

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                              13


Part II  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            14

Item 6.  EXHIBITS AND REPORTS ON  FORM 8-K                              14

Signatures                                                              15


                                                        DIANON SYSTEMS, INC.
                                                           BALANCE SHEETS

                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                     1999                1998
                                                                                ---------------   ------------------
                   ASSETS                                                        (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                                      $9,071,517          $12,126,076
      Accounts receivable, net of allowances of $1,547,666 and
        $1,033,059, respectively                                                     17,532,169           14,403,878
      Prepaid expenses and employee advances                                                               1,007,577
                                                                                      1,048,197
      Inventory                                                                       1,013,062              981,647
      Deferred income tax asset                                                         699,504            1,047,118
                                                                                ---------------      ---------------
        Total current assets                                                         29,364,449           29,566,296
                                                                                ---------------      ---------------
PROPERTY AND EQUIPMENT, at cost
      Laboratory and office equipment                                                11,902,322           10,367,848
      Leasehold improvements                                                          4,344,520            3,786,759
        Less - accumulated depreciation and amortization                                                  (8,620,122)
                                                                                    (10,655,506)
                                                                                ---------------      ---------------
                                                                                      5,591,336            5,534,485
                                                                                ---------------      ---------------
INTANGIBLE ASSETS, net of accumulated amortization of
        $3,635,064 and $3,181,779, respectively                                      13,845,877              377,751
DEFERRED INCOME TAX ASSET                                                             1,327,687            1,005,869
OTHER ASSETS                                                                            262,110              218,714
                                                                                ===============      ===============
        TOTAL ASSETS                                                                $50,391,459          $36,703,115
                                                                                ===============      ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                               $1,234,716          $ 1,260,620
      Accrued employee compensation                                                   1,957,455              576,335
      Accrued KMD acquisition costs                                                   1,317,723                  --
      Current portion of capitalized lease obligations                                    2,471               42,334
      Other accrued expenses                                                          3,626,602            3,360,087
                                                                                ---------------      ---------------
        Total current liabilities                                                     8,138,967            5,239,376
                                                                                ---------------      ---------------
LONG-TERM LIABILITIES:
      Long-term note payable                                                          6,000,000                   --
      Long-term portion of capitalized lease obligations                                100,747               80,675
      Long-term deferred tax liability                                                   11,599                   --
                                                                                ---------------      ---------------
        Total long-term liabilities                                                   6,112,346               80,675
                                                                                ---------------      ---------------
        Total Liabilities                                                            14,251,313            5,320,051
                                                                                ---------------      ---------------
STOCKHOLDERS' EQUITY:
      Common  stock,  par value $.01 per share,  20,000,000  shares  authorized,
        6,880,801 and 6,808,729 shares issued and
        outstanding at September 30, 1999 and December 31, 1998, respectively            68,809               68,088
      Additional paid-in capital                                                     28,018,118           27,398,120
      Accumulated earnings                                                            8,587,957            5,697,710
      Common stock held in treasury, at cost - 55,834 and 222,019
        shares at September 30, 1999 and December 31, 1998, respectively               (534,738)          (1,780,854)
                                                                                    -----------      ---------------
        Total stockholders' equity                                                   36,140,146           31,383,064
                                                                                    ===========      ===============
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $50,391,459          $36,703,115
                                                                                    ===========      ===============

                                               The accompanying notes to consolidated
                                            financial statements are an integral part of
                                                        these balance sheets.



                                                        DIANON SYSTEMS, INC.
                                                          INCOME STATEMENTS
                                          FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                                                     SEPTEMBER 30, 1999 and 1998
                                                             (UNAUDITED)



                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                         1999              1998            1999            1998
                                                    --------------   ---------------   -------------  ---------------

Net revenues                                           $20,408,961        $15,750,655    $55,318,911      $46,050,714

Cost of sales                                           11,911,150          9,275,302     31,995,124       26,375,753
                                                    --------------   ---------------   -------------  ---------------

     GROSS PROFIT                                        8,497,811          6,475,353     23,323,787       19,674,961

Selling, general and administrative expenses             6,333,567          5,242,990     17,827,593       15,783,368

Amortization of intangible assets                          234,350             50,551        453,284          173,659

Research & development expenses                            124,580            146,313        352,806          474,336
                                                    --------------   ---------------   -------------  ---------------

     INCOME FROM OPERATIONS                              1,805,314          1,035,499      4,690,104        3,243,598

Interest income, net                                        22,490            184,852        250,490          516,092
                                                    --------------   ---------------   -------------  ---------------

    INCOME BEFORE PROVISION FOR
        INCOME  TAXES                                    1,827,804          1,220,351      4,940,594        3,759,690

Provision for income taxes                                 758,539            533,830      2,050,347        1,625,746
                                                    --------------   ---------------   -------------  ---------------

     NET INCOME                                         $1,069,265           $686,521     $2,890,247       $2,133,944
                                                    ==============   ===============   =============  ===============

     EARNINGS PER SHARE
           BASIC                                               .16                .10            .43              .32
           DILUTED                                             .15                .10            .42              .31

     WEIGHTED AVERAGE SHARES OUTSTANDING
           BASIC                                         6,778,915          6,774,514      6,671,964        6,710,714
           DILUTED                                       7,118,725          6,914,163      6,931,918        6,970,969


                     The accompanying notes to consolidated
                  financial statements are an integral part of
                                these statements.



                                                        DIANON SYSTEMS, INC.
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                             (UNAUDITED)




                                                                    Additional                           Common Stock
                                               Common Stock           Paid-In        Retained       Acquired for Treasury
                                            Shares        Amount      Capital        Earnings            Shares Amount
                                      --------------------------- ---------------- -------------- ---------------------------
BALANCE, December 31, 1997                 6,791,320      $67,914     $27,880,223      $2,743,380     (197,617)     ($1,645,273)
      Stock options exercised                 37,490          374         199,451              --           --               --
      Employee stock purchase plan                --           --        (499,193)             --      131,498        1,094,800
      Stock grants                            18,160          182         176,045              --            --              --
      Net income                                  --            --              --      2,133,944            --              --
                                        ============= ============ =============== =============== ============= ===============
BALANCE,  September 30, 1998               6,846,970      $68,470     $27,756,526      $4,877,324      (66,119)      ($550,473)
                                        ============= ============ =============== =============== ============= ===============


BALANCE, December 31, 1998                 6,808,729      $68,088     $27,398,120      $5,697,710     (222,019)    ($1,780,854)
      Stock options exercised                 38,866          389         299,537              --            --              --
      Issuance of common stock                79,981          800         700,516              --      222,019        1,780,854
      Employee stock purchase plan                --           --        (16,648)              --                        33,386
                                                                                                      3,666
      Stock grants                             3,225           32                              --            --              --
                                                                       29,843
      Common stock acquired for treasury          --           --              --              --     (109,500)       (961,874)

      Retired shares                                        (500)       (393,250)              --        50,000         393,750
                                            (50,000)
      Net income                                  --           --              --       2,890,247            --              --
                                        ============= ============ =============== =============== ============= ===============
BALANCE, September 30, 1999                6,880,801      $68,809     $28,018,118      $8,587,957      (55,834)      ($534,738)
                                        ============= ============ =============== =============== ============= ===============


                                                        DIANON SYSTEMS, INC.
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                             (UNAUDITED)
(continued)



                                                 Total
                                             --------------
BALANCE, December 31, 1997                      $29,046,244
      Stock options exercised                       199,825
      Employee stock purchase plan                  595,607
      Stock grants                                  176,227
      Net income                                  2,133,944
                                             ===============
BALANCE,  September 30, 1998                    $32,151,847
                                             ===============


BALANCE, December 31, 1998                      $31,383,064
      Stock options exercised                       299,926
      Issuance of common stock                    2,482,170
      Employee stock purchase plan                   16,738

      Stock grants                                   29,875

      Common stock acquired for treasury
                                                  (961,874)
      Retired shares                                     --

      Net income                                  2,890,247
                                             ===============
BALANCE, September 30, 1999                     $36,140,146
                                             ===============




           The accompanying notes to consolidated financial statements are an integral part of these statements.



                                                 DIANON SYSTEMS, INC.
                                                 STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
                                                     (UNAUDITED)

                                                                                 SEPTEMBER 30,
                                                                               1999            1998
                                                                          --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $2,890,247       $2,133,944
Adjustments to reconcile net income to net
    cash provided by (used in) operations -
     Non-cash charges
         Depreciation and amortization                                    2,494,371        2,103,042
         Stock compensation expense                                                          176,227
                                                                             29,875
Changes in other current assets and liabilities
      Increase (decrease) in accounts payable and accrued                 2,021,193       (3,141,866)
         liabilities
     (Increase) decrease in accounts receivable                          (2,778,429)         867,956
     (Increase) in prepaid expenses and employee advances                   (31,699)         (40,158)
     (Increase) in inventory                                                (21,665)        (235,572)
     (Increase) decrease in other assets                                    (17,602)         175,803
                                                                     --------------- ---------------
                   Net cash provided by operating activities              4,586,291        2,039,376
                                                                     --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of assets, net                                        (13,740,082)        (359,590)
     Capital expenditures                                                (1,719,253)      (1,493,341)
     Proceeds from the sale of fixed assets                                   1,316               --
                                                                     --------------- ----------------
     Net cash (used in) investing activities                            (15,458,019)      (1,852,931)
                                                                     --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of note payable                                           6,000,000               --
     Issuance of common stock                                             2,482,170               --
     Purchase of common stock acquired for treasury                        (961,874)              --
     Employee stock purchase plan                                            16,738          595,607
     Stock options exercised                                                299,926          199,825
     Borrowings (repayments) of capitalized lease obligations               (19,791)           2,065
                                                                     --------------- ----------------
                 Net cash provided by financing activities                7,817,169          797,497
                                                                     --------------- ----------------


                 Net (decrease) increase in cash and cash                (3,054,559)          983,942
                     equivalents

CASH AND CASH EQUIVALENTS, beginning of period                           12,126,076        12,401,062
                                                                     --------------- ----------------
CASH AND CASH EQUIVALENTS, end of period                                 $9,071,517       $13,385,004
                                                                     =============== ================

Supplemental cash flow disclosures: Cash paid during the period:
         Interest                                                          $172,462           $22,997
         Income Taxes                                                     1,947,467         2,164,552



                     The accompanying notes to consolidated
                  financial statements are an integral part of
                               these statements.


DIANON SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. The Company - The consolidated financial statements as of and for the three months and nine months ended September 30, 1999 and 1998 have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 1998, previously filed on Form 10-K with the Securities and Exchange Commission (the "Annual Report").

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report for the year ended December 31, 1998. The results of operations for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

2.    Acquisitions -

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

   Effective May 1, 1999, the Company acquired substantially all the assets of an outpatient OB/Gyn laboratory with locations in Woodbury and New City, New York ("Kyto Meridien Diagnostics, L.L.C." or "KMD"). The acquisition price was approximately $13.7 million and was financed through a combination of available cash and drawdowns of the Company's credit line, as well as through the issuance of Common Stock. Approximately $12.9 million was paid to the sellers through September 30, 1999, and the balance will be paid through cash and assumption of certain liabilities. The purchase price was primarily allocated to customer lists ($7.5 million), goodwill ($6.4 million), lab and office equipment ($400,000), and client receivables ($400,000), partially offset by accrued liabilities ($930,000, of which $270,000 has been paid as of September 30, 1999). The acquisition has been accounted for pursuant to the purchase method of accounting.

   Pro forma net revenues for the three months and nine months ended September 30, 1999 and 1998, adjusted as if the acquisitions for KMD and PRL had occurred January 1, 1999 and 1998, respectively, approximate $20.4 million and $18.6 million, and $58.9 million and $54.8 million respectively. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.

3. Earnings per share - Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the third quarter and nine month periods ended September 30, for both 1999 and 1998:



                                               Third quarter ended              Nine months ended
                                                  September 30,                   September 30,
                                               -------------------              -----------------
                                               1999           1998              1999         1998
                                               ----           ----              ----         ----
BASIC EARNINGS PER SHARE
Weighted-average number of
     common shares outstanding             6,778,915       6,774,514        6,671,964        6,710,714

DILUTED EFFECT OF:
Stock options                                339,810         139,649          259,954          260,255
                                          ----------    ------------       ----------       ----------

DILUTED EARNINGS PER SHARE
Weighted-average number of
     common shares outstanding             7,118,725       6,914,163        6,931,918        6,970,969
                                          ----------    ------------        ---------       ----------

NET INCOME                                $1,069,265        $686,521       $2,890,247       $2,133,944
                                          ----------    ------------       ----------       ----------

BASIC EARNINGS PER SHARE                       $0.16           $0.10            $0.43            $0.32
                                          ----------    ------------       ----------       ----------

DILUTED EARNINGS PER SHARE                     $0.15           $0.10            $0.42            $0.31
                                          ----------    ------------       ----------       ----------





    Options to purchase 35,055 shares of common stock at prices ranging from $10.75 and $12.25 per share were outstanding as of September 30, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months and nine months ended September 30, 1999 ("Third Quarter-1999" and "Nine Months-1999", respectively) to the three months and nine months ended September 30, 1998 ("Third Quarter-1998" and "Nine Months-1998", respectively).

The Company's results of operations in the Third Quarter-1999 and Nine Months-1999 reflect favorable volume and mix increases in certain product lines, continued reductions in selling, general, administrative and other operating expenses, and the acquisition of Kyto Meridien Diagnostics, L.L.C. ("KMD").

RESULTS OF OPERATIONS

     o   NET REVENUES

Net revenues increased 30% to $20.4 million in the Third Quarter-1999 from $15.8 million in the Third Quarter-1998, and 20% to $55.3 million in the Nine Months-1999 from $46.1 million in the Nine Months-1998. These increases reflect the acquisition of KMD on May 1, 1999, as well as volume increases in certain product lines, and the successful negotiation and introduction in 1999 of several capitated contracts.

     o   COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics and depreciation expense, increased to $11.9 million in the Third Quarter-1999 from $9.3 million in the Third Quarter-1998, and to $32.0 million for the Nine Months-1999 from $26.4 million for the Nine Months-1998. As a percentage of revenues, cost of sales were 58% and 59% for the third quarter periods 1999 and 1998, respectively; and 58% and 57% for the nine month periods 1999 and 1998, respectively.

For the third quarters 1999 and 1998, while percentages were similar, salaries and wages increased to $5.4 million in 1999 from $3.9 million in 1998, primarily reflecting the acquisition of KMD. Overhead expenses (including building rent, utilities, and depreciation) increased to $2.8 million in 1999 from $2.6 million in 1998. Logistics expenses increased to $1.6 million from $1.5 million in 1999 and 1998, respectively and lab supplies increased to $2.0 million from $1.3 million for the corresponding periods.

For the nine month periods ended September 1999 and 1998, salaries and wages increased to $13.9 million in 1999 from $10.8 million in 1998, again reflecting the acquisition of KMD. Overhead expenses increased to $8.3 million in 1999 from $7.4 million in 1998, primarily relating to acquisitions in February 1998 and May 1999, respectively. Logistics expenses increased to $4.7 million in 1999 from $4.3 million in 1998, while cost of lab supplies increased to $5.1 million in 1999 from $3.8 million in 1998.

     o   GROSS PROFIT

Gross profit totaled $8.5 million in Third Quarter-1999 versus $6.5 million in Third Quarter-1998, reflecting a gross profit margin of 42% and 41%, respectively. Gross profit for the Nine Months-1999 totaled $23.3 million versus $19.7 million in the prior year, representing margins of 42% and 43%, respectively. The increases in gross profits are a direct result of increased revenues.

The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady and continuing downward pressure on prices exerted by both government and private third-party payers. Over time, Congress has reduced the national cap on Medicare laboratory fee schedules (under which the Company's clinical chemistry services are reimbursed) to 74% of the national median. The President's fiscal year 2000 budget proposes to reduce this cap even further to 72% of the national median. In addition, the Balanced Budget Act of 1997 ("BBA") freezes fee schedule payments (i.e., no updates) for the 1998-2002 period. Payment for services such as those provided by the Company also is and will likely continue to be affected by periodic reevaluations made by payers concerning which services to reimburse or cease reimbursing.

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

This fall Congress also has been considering Medicare legislation. On November 5, 1999, a bill passed the House that would require a minimum payment amount of $14.60 for diagnostic or screening pap smears furnished on or after January 1, 2000. Currently, the national payment cap for a pap smear is approximately $7.15. In addition, the bill would modify the physician payment update mechanism so that future updates would be based on more accurate estimates and would not oscillate severely, as is the case under current law. Finally, the bill would require the Secretary of Health and Human Services ("HHS") to establish a process by which she would use data collected by outside entities and organizations to supplement HHS data in refining the practice expense values for services reimbursed under the physician fee schedule, including anatomic pathology services performed by the Company. A bill reported by the Senate Finance Committee contains similar provisions on pap smear payment and the physician update mechanism. It does not contain a legislative provision relating to the use of outside data in practice expense refinement but does include report language on this issue.

It is not clear whether the bills passed by the House and the Senate Finance Committee will be enacted this year. In addition, the President may negotiate to include some of his Medicare modernization and reform provisions as a condition to signing this Medicare legislation. Overall, changes in government and other third-party payor reimbursement which may result from the enactment of this health care reform or of deficit reduction or balanced budget legislation are difficult to predict; however, they likely will continue the downward pressure on prices and make the market for clinical laboratory services more competitive.

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

On November 2, 1999, HCFA published its final Medicare physician fee schedule regulation for the year 2000. This final rule includes several changes in the payment methodology for physician services. Of most significance to pathology services, however, was adoption of a modification in methodology specific to pathology. In 1998, HCFA created a separate practice expense pool for all services where the physician work RVUs are equal to zero. Reimbursement of pathology services was negatively affected by placement of such services in this pool. HCFA received comments requesting that these services be taken out of this special pool and be treated like the vast majority of codes. This change was adopted in the final rule, mitigating HCFA's original estimate that pathology services would decrease 13% as a result of the fully implemented practice expense RVUs. HCFA now estimates the combined impact of the proposed changes in the malpractice RVUs and the fully implemented practice expense RVUs will be only a 6% decrease for pathology services. However, based on the November 2, 1999 revisions to payment policies under the physician fee schedule, the RBRVS fee schedule payment amounts for the most common pathology codes the Company has historically performed are scheduled for an increase effective January 1, 2000. The actual impact on the Company's

Medicare pathology revenues will depend on the precise mix of pathology services furnished.

In addition, HCFA has announced that effective January 1, 2001, independent labs may no longer bill for the technical component ("TC") of physician pathology services furnished to Medicare beneficiaries who are hospital inpatients. Independent labs would still be able to bill and be paid for the TC of physician pathology services provided to beneficiaries who are hospital outpatients or who are in other settings, but for the TC of services provided to a hospital inpatient, the independent lab will have to make arrangements with the hospital in order to receive payment.

The Company's Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission, contains additional information regarding the complex area of reimbursement.

     o   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the Third quarters 1999 and 1998, selling, general and administrative expenses increased to $6.3 million in 1999 from $5.2 million in 1998. While absolute expenses increased, they decreased as a percentage of sales to 31% in the Third Quarter-1999 from 33% in the Third Quarter-1998.

For the nine-month periods ended September 1999 and 1998, selling, general and administrative expenses increased to $17.8 million in 1999 from $15.8 million in 1998. Again, although expenses increased, they decreased as a percentage of sales to 32% in the Nine Months-1999 from 34% in the Nine Months-1998.

The expense increases in the third quarter and the nine month periods ended September 1999 versus corresponding periods in 1998 were primarily due to higher commissions associated with obtaining new sales; and from increased risk management, medical and other insurance costs due to the acquisition of additional facilities and employees.

     o   AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased to $234,000 in the Third Quarter-1999 from $51,000 in the Third Quarter-1998, and to $453,000 in the Nine Months-1999 from $174,000 in the Nine Months-1998. These increases were associated with the acquisition of KMD.

     o   RESEARCH AND DEVELOPMENT EXPENSES

Research  and   development   expenses   decreased  to  $125,000  in  the  Third
Quarter-1999 from $146,000 in the Third Quarter-1998, and to $353,000 for the Nine Months-1999 from $474,000 for the Nine Months-1998.

     o   INCOME FROM OPERATIONS

Income from operations increased to $1.8 million in the Third Quarter-1999 from $1.0 million in the Third Quarter-1998, and to $4.7 million for the Nine Months-1999 from $3.2 million for the Nine Months-1998. The increase in operating income reflects the increase in sales.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Third Quarter-1999 and 1998 and the Nine Months-1999 and 1998 are as follows:

                                                 3rd Qtr 1999    3rd Qtr 1998   Nine Months 1999    Nine Months 1998
                                                 ------------    ------------   ----------------    ----------------
EBITDA                                            $2,769,796     $1,696,297       $7,184,474             $5,346,639
EBITDA as a percentage of sales                         13.6%          10.8%            13.0%                  11.6%


     o   PROVISION FOR INCOME TAXES

The provision for income taxes reflects a 41.5% and 43.7% effective tax rate in Third Quarter-1999 and Third Quarter-1998, respectively, totaling $759,000 and $534,000. The lower effective tax rate is due to reduced miscellaneous and state taxes. The provision totaled $2.1 million and $1.6 million for the Nine Months-1999 and Nine Months-1998, respectively, reflecting rates of 41.5% and 43.2%.

     o   NET INTEREST INCOME

Net interest income decreased to $22,000 in the Third Quarter-1999 from $185,000 in the Third Quarter-1998, and to $250,000 in the Nine Months-1999 from $516,000 for the prior year, due to lower income received on less cash invested, and the beginning of interest payments on borrowings drawn from the Company's line of credit.

     o   NET INCOME

For the Third quarters 1999 and 1998, net income increased 56% to $1.1 million in 1999 from $687,000 in 1998. Basic earnings per share increased to $0.16 per share in 1999 from $0.10 per share in 1998, while diluted earnings per share increased to $0.15 per share in 1999 from $0.10 per share in 1998.

For the nine-month periods ended September 1999 and 1998, net income increased 35% to $2.9 million in 1999 from $2.1 million in 1998. Basic earnings per share increased to $0.43 in the same period in 1999 from $0.32 per share in 1998, while diluted earnings per share increased to $0.42 in 1999 from $0.31 in 1998.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had total cash and cash equivalents of $9.1 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. Working capital was $21.2 million and $24.3 million as of September 30, 1999 and December 31, 1998, respectively, and the current ratios were 3.6:1 and 5.6:1, respectively.

Accounts receivable (net of allowances) totaled $17.5 million as of September 30, 1999 representing approximately 82 days of sales outstanding, compared to $14.4 million or 82 days as of December 31, 1998. Days sales outstanding as of September 30, 1998 approximated 81 days.

Capital expenditures during the Third Quarter-1999 and Nine Months-1999 totaled $765,000 and $1,699,000, respectively.

Effective February 17, 1998, the Company entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including those related to financial covenants. As of September 30, 1999, $6.0 million had been drawn down against this line for the acquisition of KMD.

As of September 30, 1999, the Company holds 55,834 shares of Common Stock in treasury. In October 1998, the Company's Board of Directors authorized the repurchase of up to an additional 1.5 million shares of the Company's Common Stock, on the open market or in a private transaction, subject to total expenditures for share repurchases limited to an additional $10.0 million, for a total authorization of approximately 1.7 million shares and $12.0 million in total expenditures. The remaining authorized repurchases as of September 30, 1999 are approximately 1.3 million shares and $8.9 million in total expenditures. During the third quarter and first nine months of 1999, the Company purchased 28,000 and 109,500 shares at an average price of $9.87 and $8.78, respectively.

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

PART II OTHER INFORMATION


Item 4   Submission of  matters to vote of security holders

         On October 21, 1999 the Company held its 1999 Annual Meeting of Shareholders at which the following actions were approved: directors were elected, the Employee Stock Purchase Plan was approved, the 1999 Stock Incentive Plan was approved, and the appointment of Arthur Andersen LLP as the Company's independent public accountants for the calendar year ended December 31, 1999 was ratified. The directors elected were Messrs. Kevin C. Johnson, John P. Davis, Bruce K. Crowther, E. Timothy Geary, G.S. Beckwith Gilbert, Jeffrey L. Sklar and David R. Schreiber. The table below represents the votes cast:


                            Director                 In Favor           Against
                            --------                 --------           -------
                   Kevin C. Johnson                 5,841,963           15,797
                   John P. Davis                    5,838,928           18,832
                   Bruce K. Crowther                5,841,963           15,797
                   E. Timothy Geary                 5,841,236           16,524
                   G.S. Beckwith Gilbert            5,841,536           16,224
                   Jeffrey L. Sklar                 5,841,963           15,797
                   David R. Schreiber               5,839,118           18,642


         Other actions and the results taken at the Company's 1999 Annual Meeting of Shareholders were as follows:

                                                                                                Unvoted
                          Action                 Votes For    Votes Against    Abstentions     Shares
                          ------                 ---------    -------------    -----------     ------
Approval of  Employee Stock Purchase Plan        4,566,000          51,911         6,062       1,233,787

Approval of 1999 Stock Incentive Plan            4,269,201         347,849         6,923       1,233,787

Ratify appointment of Arthur Andersen LLP        5,845,458           7,440         4,862               0


Item 6    Exhibits and Reports on Form 8-K

(a)      Exhibits:

(11.1) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.


(27.1)       Financial Data Schedule (filed herewith).


(b)      Reports:

         No reports on Form 8-K were filed during the Third Quarter 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DIANON Systems, Inc.


                              /s/ KEVIN C. JOHNSON
November 10, 1999             --------------------------------------
                              By: Kevin C. Johnson
                                  President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)




                              /s/ DAVID R. SCHREIBER
November 10, 1999             --------------------------------------
                              By: David R. Schreiber
                                  Senior Vice President, Finance and
                                  Chief Financial Officer
                                  (Principal Financial Officer and
                                    Principal Accounting Officer)