Form 10-K
period 1999-12-31
DIANON SYSTEMS INC
filed 2000-03-30
CIK 779282

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                          -----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-19392
                       ---------

                              DIANON Systems, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  06-1128081
                 --------                                  ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization                   Identification No.)

200 Watson Boulevard, Stratford, Connecticut                  06615
--------------------------------------------                  -----
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

As of March 9, 2000, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $87,933,937.

Number of shares of Common Stock outstanding as of March 9, 2000:  7,052,203

                       DOCUMENTS INCORPORATED BY REFERENCE
                     Proxy Statement dated October 21, 1999

                                     PART I

ITEM 1.     BUSINESS

      DIANON Systems, Inc. ("DIANON" or the "Company"), incorporated in 1984, provides a full line of anatomic pathology testing services and a number of genetic and clinical chemistry testing services to patients, physicians and managed care organizations throughout the United States.

      The Company has traditionally been a specialized laboratory with a limited line of clinical chemistry and anatomic pathology testing services based principally on new technology purchased or licensed from test developers. This technology has been marketed directly to medical oncologists and urologists as testing and information services rather than as products or test kits.

      As a result of the Company's success in providing pathology services, the Company expanded its mission to include a full line of anatomic pathology services and related information products to physicians, patients and managed care organizations throughout the United States. The Company's principal physician audience for these services includes approximately 50,000 clinicians engaged in the fields of medical oncology, urology, dermatology, gynecology and gastroenterology. The Company is one of the leading specialized providers of anatomic pathology testing services in the United States.

      While the Company continues in its traditional role of assisting developers of new technology and the physicians evaluating such technology, it is expected that this service and the Company's clinical chemistry business will represent a decreasing proportion of total revenue in future years as anatomic pathology revenues grow.

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

MEDICAL TESTING MARKETS

      The Company operates in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. The Company's testing services are categorized based upon the nature of the test: Anatomic Pathology testing and Clinical Chemistry testing. These testing services are used by physicians in the diagnosis, prognosis, monitoring and general management of diseases and other clinical conditions. The tests included in such services generally detect medically-significant abnormalities and visual patterns in blood, tissue samples and other specimens.

      Below are some of the major differences between the two testing services offered by the Company:

                              Anatomic Pathology        Clinical Chemistry
                                    Testing                   Testing
                              ------------------        ------------------

Type of Specimen           Tissue or cells -         Blood or urine - usually
                           usually obtained by a     collected by a nurse
                           physician from a biopsy,  (blood) or by the
                           pap smear, urine          patient (urine)
                           specimen or surgery

Technology Employed        Physician interpretation  Highly automated blood
                           of tissue slides          chemistries and
                           supplemented by special   immunoassays
                           antibody stains, DNA
                           probes, genetic tests

1999 DIANON Net Revenues   $60 million               $16 million

      The Company offers a complete line of anatomic pathology testing services as well as selected clinical chemistry tests for cancer and gynecological conditions. The Company performs all testing at either its main facility in Stratford, Connecticut or at its other facilities located in Tampa, Florida; New City, New York or Woodbury, New York (the latter two acquired in May 1999). The Company provides most test results to physicians within forty-eight hours. In 1996, the Company opened a specimen processing facility at the hub of its airfreight provider in Ohio in order to prepare certain specimens for more rapid processing when they arrive in Stratford and to improve overall turnaround time to the physicians.

INFORMATION SERVICES

      The Company's information services are used principally to assist the physician in the analysis of test results and to help managed care organizations better manage patient treatment. These services complement the Company's current service offerings and are not a separate product category. Patient specific reports aid the physician in analyzing multiple prognostic tests and/or correlative trends in a patient's test results, treatment and clinical condition. Summary reports on all patients in a physician's practice allow the physician to compare test results on patients with similar conditions, review multiple patient histories and compare his or her experience with that of physicians across the country. Similar reports help managed care organizations capture and compare utilization and diagnostic trends within their own organization, with other managed care organizations and with the Company's national database. The Company's current information services are an important part of the Company's marketing program and they provide important value-added services which help the Company differentiate itself from competitors.

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

EUROPEAN OPERATIONS

      During 1998, the Company completed the liquidation of its European operations, which were discontinued in 1995.

REIMBURSEMENT

      In 1999, 1998 and 1997 approximately 31%, 33%, and 37%, respectively, of the Company's net revenues were derived from testing performed for beneficiaries under the Medicare and Medicaid programs. This includes the 20% copayment and deductible normally billed to the patient when anatomic pathology services are involved. At least 90% of this total was derived from the Medicare program. Revenues from testing performed for other patients are derived principally from other third-party payors, including commercial insurers, Blue Cross Blue Shield plans, health maintenance and preferred provider organizations, patients, physicians, hospitals and other laboratories (who in turn usually bill non-governmental third-party payors or patients). For many of the tests performed for Medicare or Medicaid beneficiaries (except clinical diagnostic laboratory tests for those beneficiaries being treated by a hospital or, in some instances, by a skilled nursing facility ("SNF")), laboratories are required to bill Medicare or Medicaid directly for covered services and to accept Medicare or Medicaid reimbursement as payment in full for such services. Management has elected, to date, to accept reimbursement rates set by other third-party payors as payment in full as well (apart from any copayment or deductible which the payor has established).

      Reimbursement rates for some services of the type, or similar to the type, performed by the Company have been established by Medicare, Medicaid and other third-party payors, but have not been established for all services or by all carriers with respect to any particular service. While most carriers, including Medicare, do not cover services they determine to be investigational, or otherwise not reasonable and necessary for diagnosis or treatment, a formal coverage determination is made with respect to relatively few new procedures. When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier which processes claims for reimbursement within the carrier's geographic jurisdiction. The Company receives Medicare reimbursement primarily through its Medicare carriers in Connecticut, New York and Florida. A positive coverage determination, or reimbursement without such determination by one or more third-party payors, or clearance for marketing by the Food and Drug Administration ("FDA"), does not assure reimbursement by other third-party payors. A few third-party payors have denied payment for services for which the Company receives reimbursement from other payors. On occasion, Medicare or other third-payors have decided to cease payment for one or more of the Company's services that historically have been reimbursed by them because such services are performed using test kits or other products which have not received FDA pre-market clearance or because such services may otherwise be deemed investigational or for other reasons. Furthermore, Medicare and other third-party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when tests are ordered for other diagnoses deemed appropriate by the carrier. This practice recently has become more prevalent with respect to Medicare.

      The Balanced Budget Act of 1997 ("BBA") required the Secretary of the Department of Health and Human Services ("the Secretary") to divide the country into no more than five regions no later than January 1, 1999, and to designate a single Medicare carrier for each region to process laboratory claims (except those performed by independent physicians' offices) by such date, and to adopt uniform coverage, administration and payment policies for lab tests using a negotiated rule-making process by July 1, 1998. The Health Care Financing Administration ("HCFA") has not yet redesignated Medicare carrier regions for lab claims. The clinical lab negotiated rulemaking committee met periodically during 1998 and 1999, and a proposed rule reflecting the consensus of the committee members was published on March 10, 2000. This rule would establish national coverage policies for many of the most commonly ordered laboratory tests, thereby replacing local Medicare policies which sometimes vary, and such rule would establish other uniform requirements related to submission of claims for lab tests. It is uncertain how the final rules will differ from the proposed rule, or when such final rules will be published, but the changes arising from the rule will not be effective until 12 months after publication of the final rule. If adopted as proposed, the Company believes that the new rule will bring more consistency to reimbursement amongst providers of laboratory testing services.

      In general, reimbursement disapprovals by the various carriers, reductions or delays in the establishment of reimbursement rates, and carrier limitations on the insurance coverage of the Company's services or the use of the Company as a service provider could have a material adverse effect on the Company's future revenues.

      Medicare Fee Schedule Payment for Clinical Chemistry Laboratory Services. Medicare reimbursement for clinical chemistry laboratory services constituted approximately 24%, 23%, and 25% of the Company's clinical chemistry revenues in 1999, 1998 and 1997, respectively. In 1984, Congress adopted legislation establishing a locality-specific fee schedule reimbursement methodology with Consumer Price Index ("CPI") related updates for clinical diagnostic laboratory testing for non-hospital patients and hospital outpatients under Medicare. (Payment for clinical chemistry laboratory services performed for Medicare hospital and SNF inpatients is included within the prospectively determined Diagnosis Related Group rate paid to the hospital and Resource Utilization Group rate paid to the SNF.) In addition, state Medicaid programs are prohibited from paying more than the Medicare laboratory fee schedule amount.

      Beginning with the Consolidated Omnibus Budget Reconciliation Act of 1985 ("OBRA `85"), Congress instituted a national cap on Medicare clinical chemistry laboratory fee schedules. This national cap has been lowered each year and now is 74% of the national median. Moreover, the Omnibus Budget Reconciliation Act of 1987 ("OBRA `87") eliminated the CPI update for 1988, and in succeeding years Congress has often either limited or eliminated annual updates of Medicare clinical chemistry laboratory fee schedules. After providing updates of 3.2% in 1996 and approximately 2.7% in 1997, the BBA froze fee schedule payments for the 1998-2002 period. The update limitations and changes in the national cap made to date have not had, and are not expected by the Company to have, a material adverse effect on the Company's results of operations. Any further significant decrease in such fee schedules, however, could have a material adverse effect on the Company's future revenues.

      The BBA added coverage for a screening pap smear for Medicare beneficiaries, including payment for physician interpretation of the results, effective January 1, 1998. Screening pap smears are covered annually for women at high risk of developing cervical or vaginal cancer and for beneficiaries of childbearing age who have not had a negative test in each of the preceding three years. The BBA also added coverage for annual prostate cancer screening, including a prostate-specific antigen blood test, for beneficiaries over age 50, effective January 1, 2000. Effective January 1, 1999, Medicare also authorizes a separate payment for physician interpretation of an abnormal pap smear in any setting. Prior to 1999, Medicare only covered these services in an inpatient setting. In addition, the Medicare Balanced Budget Refinement Act of 1999 ("BBRA") required the Secretary of Health and Human Services ("HHS") to establish a national minimum payment amount equal to $14.60 for diagnostic or screening pap smear laboratory tests furnished on or after January 1, 2000. Previously, the national payment cap for a pap smear was approximately $7.15. The BBRA also encouraged HCFA to institute an appropriate increase in the payment rate for new cervical cancer screening technologies that have been approved by the FDA as significantly more effective than a conventional pap smear, such as the technologies used by the Company. Although most women of childbearing age and men under age 65 are not Medicare beneficiaries, the addition of Medicare coverage for these tests and higher reimbursement for certain types of these tests could provide additional revenues for the Company.

      Other changes in government and other third-party payor reimbursement which may result from the enactment of health care reform legislation likely will continue the downward pressure on prices and make the market for clinical laboratory services more competitive. For example, the BBA revised the Medicare program substantially to permit beneficiaries to choose between traditional fee-for-service Medicare and several non-traditional Medicare options, including managed care plans and provider-sponsored organization plans. These non-traditional Medicare plans have considerable discretion in determining whether and how to cover and reimburse clinical laboratory services and to limit the number of labs with which they deal. The BBA also included provisions to implement competitive bidding for certain Medicare items and services, including laboratory services, on a three-site demonstration project basis. This provision has not yet been implemented, but these changes likely would have an adverse impact on the Company's revenues if adopted on a widespread basis.

      Finally, the BBA contained measures to establish market-oriented purchasing for Medicare, including prospective payment systems ("PPS") for outpatient hospital services, home health care, and nursing home care. Of these systems, only the SNF PPS has been implemented. Since the Company does only minimal clinical laboratory testing for SNF patients, this change is not expected to materially affect the Company's business. The BBA directed the Secretary to implement the PPS for hospital outpatient services by January 1, 1999, but, because of potential Year 2000 computer problems, publication of the final rule implementing PPS was delayed. On September 8, 1998, HCFA published a proposed outpatient PPS rule that would carve out clinical laboratory services from the outpatient PPS rates, but would include the technical component of surgical pathology services. The outpatient PPS could affect the Company's revenues for these surgical pathology services depending on the precise details of how and when the PPS is implemented. The final rule is expected to be published in Spring 2000, and HCFA has said that the effective date will be July 1, 2000.

      Because of the uncertainties about how the Medicare changes such as those described above will be implemented, the Company currently is unable to predict their ultimate impact on the clinical laboratory industry in general or on the Company in particular. Even apart from federal legislative action, reforms may occur at the state level and changes are occurring in the marketplace as a result of market pressures, including the increasing number of patients covered by some form of managed care. In general, these changes are likely to put a downward pressure on price and also may act to limit access by some laboratories to some managed care patient groups. Because of the uncertainties about the exact nature, extent and timing of any such changes, however, the Company currently is unable to predict their ultimate impact on the clinical laboratory industry in general or on the Company in particular.

      Medicare Payment for Anatomic Pathology Services. In addition to furnishing clinical chemistry laboratory testing services, the Company furnishes a number of services which are characterized for the purposes of the Medicare program as anatomic pathology services. Medicare reimbursement for these services constituted approximately 33%, 35%, and 40% of the Company's net anatomic pathology revenues in 1999, 1998 and 1997, respectively. Such revenues include the 20% copayment and deductible normally billed to the patient when anatomic pathology services are involved. As of January 1, 1992, all physician services, including anatomic pathology services, have been reimbursed by Medicare based on a methodology known as the resource-based relative value scale ("RBRVS"), which was fully phased in by the end of 1996. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by the Company.

      The Medicare RBRVS payment for each service is calculated by multiplying the total relative value units ("RVUs") established for the service by a conversion factor that is set by statute. Although originally there were three conversion factors, the BBA merged them into one factor effective January 1, 1998. The 2000 conversion factor is $36.6137, an increase of approximately 5.5% from the 1999 conversion factor. The number of RVUs assigned to each service is in turn calculated by adding three separate components: physician work, practice expense and malpractice expense. In 1997, there was an overall decrease of 5.7% in payments for pathology services due to a five-year review of the work value component and a decrease in the 1997 conversion factor applicable to pathology services, plus an additional decrease in Connecticut, where the Company's primary operations are located, because of HCFA's reduction of the number of different payment localities recognized for RBRVS purposes.

      On November 1, 1998, HCFA published its final Medicare physician fee schedule regulation that recalculated the physician practice expense component to reflect resource consumption rather than historical charge data. The resulting new practice expense values are being phased in over the period 1999 to 2002. While the total impact on the Company's Medicare pathology revenues will depend on the mix of pathology services furnished, HCFA estimated that the new system would decrease the Medicare revenue for pathologists 13% once it was fully phased in at the end of the four-year period. However, on November 2, 1999, in its physician fee schedule regulation for the year 2000, HCFA made several changes in the payment methodology for physician services, including a modification specific to pathology, that had a positive impact. In 1998, HCFA had created a separate practice expense pool for services with zero physician work RVUs, and this had a negative effect on reimbursement for pathology services. HCFA received comments requesting that these services be taken out of the special pool and treated like most other codes and HCFA agreed to make this change. Removing pathology services from the zero work pool mitigates HCFA's earlier estimate that pathology services would decrease 13% as a result of the fully implemented practice expense RVUs, and HCFA now estimates the impact will be only a 6% decrease for pathology services. In addition, other revisions to payment policies under the physician fee schedule published November 2, 1999 resulted in increases in the RBRVS fee schedule payment amounts for the most common pathology codes the Company historically has performed.

      HCFA also announced in the November 2, 1999 physician fee schedule that, effective January 1, 2001, independent labs may no longer bill for the technical component ("TC") of physician pathology services furnished to Medicare beneficiaries who are hospital inpatients. Independent labs would still be permitted to bill and be paid for the TC of physician pathology services provided to beneficiaries who are hospital outpatients or are in other settings, but for the TC of services provided to inpatients, the independent laboratories will have to make arrangements with the hospital in order to receive payment. In addition, as noted above, the proposed hospital outpatient PPS rule would include the TC of surgical pathology services in the prospective payment rate, though clinical laboratory and other pathology services would be carved out and would continue to be paid separately.

      In the past, the Company has been able to offset a substantial portion of the impact of reduced Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and the introduction of alternative technologies that do not depend on reimbursement through the RBRVS system. In addition, the Company believes that the recent modifications to the physician fee schedule, as described above, will serve to mitigate the decreases in Medicare reimbursement that had been expected. While other potential legislative and market changes may have a negative effect on the Company's average unit price, the Company is not able to predict the exact nature or effect of any other potential changes affecting its reimbursement for anatomic pathology services at this time.

      Other Developments Affecting Reimbursement. In 1999, approximately 28% of the Company's net revenues were in the State of New York. In September 1996, New York passed the New York Health Care Reform Act of 1996 ("NYHCRA"). The NYHCRA requires payors to pay an 8.18% surcharge on the services provided by a variety of providers, including independent laboratories for services rendered to residents of the State of New York. If the payor neglects to pay the 8.18% surcharge directly, providers are required to collect the surcharge plus an additional assessment of 24% of the surcharge for a total surcharge of 32.18%. Under the NYHCRA, it is possible that independent labs, such as the Company, will be placed at a competitive disadvantage with physician office labs and other labs whose services are not subject to the surcharge. In addition, independent labs probably will be liable for the surcharge even if the payor fails to pay the laboratory. Moreover, payors may reduce the fees they pay for laboratory services in order to offset the surcharge. However, the New York State Clinical Laboratory Association brought suit against the New York State Department of Health, alleging that these provisions of NYHCRA are unconstitutional under the United States and New York Constitutions, and the provisions have been repealed effective October 1, 2000.

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

      In contrast, the clinical chemistry segment, has been consolidated to an extent, and the two largest national clinical laboratories in the U.S., Quest Diagnostics and Laboratory Corporation of America, have a significant market share in outpatient testing. In 1999, Quest Diagnostics acquired the clinical laboratory operations of SmithKline Beecham Clinical Laboratories. The clinical laboratories' product offerings are broader and the two companies have more substantial financial and operational resources than the Company. Other competitors in this segment include special-purpose clinical laboratories and manufacturers of test kits and other diagnostic tools.

      In addition to the competition for customers, there is increasing competition for qualified personnel, particularly in the laboratory. To date, such competition has not had an adverse impact on the Company's operations.

      Significant factors that enhance the Company's ability to compete effectively include the Company's highly-trained and knowledgeable sales force, high quality laboratory operations, accurate and consistent test results, quality of service to physicians, price and speed of turnaround for test results.

PATENTS AND PROPRIETARY TECHNOLOGY

      To date, the Company has not relied heavily on patents or licensed technology in its business. Some of the tests or related diagnostic products purchased and used by the Company may be patented. There can be no assurance that such tests or related products do not infringe patent rights of others. Any such infringement could give rise to claims against the Company. Typically, the Company has no contractual right to be indemnified against such risks. There can be no assurance that any issued patent upon which the Company relies directly or indirectly will afford protection to the Company in the face of challenges to the patent's validity.

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

EMPLOYEES

      As of December 31, 1999, the Company had 681 full-time equivalent employees.

REGULATORY MATTERS

      The Company's business is subject to government regulation at the federal, state and local levels, some of which regulations are described under "Laboratory," "Anti-Fraud and Abuse," "Confidentiality of Health Information," "Food and Drug Administration" and "Other" below.

      LABORATORY

      The Company's laboratories are located in Connecticut, New York and Florida. Each laboratory is certified or licensed under the federal Medicare program, the Clinical Laboratories Improvement Act of 1967, as amended by the Clinical Laboratory Improvement Amendments of 1988 (collectively "CLIA `88") and the respective clinical laboratory licensure laws of the state in which they are located. The Connecticut laboratory also is certified to bill the Connecticut and various other state Medicaid programs. The Company believes it has obtained all material laboratory licenses required for its operations. In addition, the laboratory is licensed by the federal Nuclear Regulatory Commission and is accredited by the College of American Pathology.

      The federal and state certification and licensure programs establish standards for the operation of medical laboratories, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal or state regulatory agencies. In addition, federal regulatory authorities require participation in a proficiency testing program approved by HHS for many of the specialties and subspecialties for which a laboratory seeks approval from Medicare or Medicaid and certification under CLIA `88. Proficiency testing programs involve actual testing of specimens that have been prepared by an entity running an approved program for testing by the laboratory.

      A final rule implementing CLIA `88, published by HHS on February 28, 1992, became effective September 1, 1992. This rule has been revised on several occasions and further revision is expected. The CLIA `88 rule applies to virtually all laboratories in the United States, including the Company's laboratory. The Company has reviewed its operations as they relate to CLIA, including, among other things, the CLIA rule's requirements regarding laboratory administration, participation in proficiency testing, patient test management, quality control, quality assurance and personnel for the types of testing undertaken by the Company, and believes it is in compliance with these requirements. However, no assurances can be given that the Company's laboratory will pass future inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA or state licensure requirements may be suspension, revocation or limitation of the lab's CLIA certificate or state license, as well as civil and/or criminal penalties.

      ANTI-FRAUD AND ABUSE LAWS

      Existing federal laws governing Medicare and Medicaid, as well as some state laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. One provision of these laws, known as the "anti-kickback law," contains extremely broad proscriptions. Violation of this provision may result in criminal penalties, exclusion from Medicare and Medicaid, and significant civil monetary penalties.

      Following a study of pricing practices in the clinical laboratory industry, the Office of the Inspector General ("OIG") of HHS conducted a study of such practices and, in January 1990, issued a final report. This report addresses how these pricing practices relate to Medicare and Medicaid. The OIG reviewed the industry's use of one fee schedule for physicians and other professional accounts and another fee schedule for patients/third- party payors, including Medicare, in billing for testing services, and focused specifically on the pricing differential when profiles (or established groups of tests) are ordered.

      Existing federal law authorizes the Secretary of HHS to exclude providers from participation in the Medicare and Medicaid programs if they charge state Medicaid programs or Medicare fees "substantially in excess" of their "usual charges." On September 2, 1998, the OIG issued a final rule in which it indicated that this provision has limited applicability to services for which Medicare pays under a PPS or a fee schedule, such as clinical laboratory services and anatomic pathology services. More recently, the OIG has provided additional guidance regarding arrangements that may violate the anti-kickback laws. The OIG concluded in a 1999 Advisory Opinion that an arrangement under which a laboratory offered substantial discounts to physicians for laboratory tests billed directly to the physicians might violate the anti-kickback law, because the discounts could be viewed as being provided to the physician in exchange for the physician's referral to the laboratory of non-discounted Medicare business, unless the discounts could otherwise be justified. The Medicaid laws in some states also have prohibitions related to discriminatory pricing.

      The Company sometimes enters into discounting arrangements in billing for its services. Depending upon the nature of any regulatory or enforcement action taken or the content of legislation, if any, which might be initiated to address this issue, the Company could experience a significant decrease in revenue which could have a material adverse effect on the Company. The law provides for civil or criminal penalties or exclusion from participation in Medicare and Medicaid. The Company is unable to predict at this time whether any further regulatory, enforcement, or legislative action will be taken.

      Under another federal law, known as the "Stark" law or "self-referral prohibition," physicians who have an investment or compensation relationship with an entity furnishing clinical laboratory services (including clinical chemistry and anatomic pathology services) may not, subject to certain exceptions, refer clinical laboratory testing for Medicare patients to that entity. Similarly, laboratories may not bill Medicare or Medicaid or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare and Medicaid claims for the affected testing services, as well as the imposition of civil monetary penalties. Some states also have laws similar to the Stark law.

      The Company seeks to structure its arrangements with physicians and other customers to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. The Company also has a compliance committee which meets on a regular basis to review various operations and relationships as well as adopt policies. However, the Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not become subject to scrutiny under them.

      In February 1997, the OIG released a model compliance plan for laboratories that is based largely on corporate integrity agreements negotiated with laboratories that had settled enforcement actions brought by the federal government related to allegations of submitting false claims. The Company has adopted aspects of the model plan that it deems appropriate to the conduct of its business. One key aspect of the corporate integrity agreements and the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. These requirements, and their likely effect on physician test ordering habits, focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests which make up the majority of the Company's business measured in terms of net revenues. Nevertheless, they potentially could affect physicians' test ordering habits more broadly. The Company is unable to predict whether, or to what extent, these developments may have an impact or the utilization of the Company's services.

      Prior to 1998, the Medical Director of the Connecticut Medicare carrier to whom the Company submits its Medicare claims orally expressed the view that some amount of money which the carrier has paid to the Company for certain pathology services involving DNA measurements in prostate tumor cells (morphometric analysis of tumor) potentially is recoverable by the carrier. (The Company is not presently submitting claims for this service.) The carrier's Medical Director has never reduced his view to writing or otherwise asserted a claim. Accordingly, at this time, the Company cannot evaluate any such possible claim, or the probability of assertion of any such claim.

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

      Although the Company seeks to structure its practices to comply with all applicable laws, and management believes such practices are in compliance, uncertainty nevertheless exists as to how these matters may develop, and the Company currently is unable to predict their impact, if any, on the Company. While management does not believe that this matter will have a material adverse effect on the Company's financial condition, if the carrier and/or OIG agent were to pursue and prevail on these matters, any significant recoupment of funds could have a material adverse effect on the Company's business and its results of operations.

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

      CONFIDENTIALITY OF HEALTH INFORMATION

      The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains provisions that affect the handling of claims and other patient information that is, or has been, transmitted electronically. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability, and they specifically apply to health care providers, which includes physicians and clinical laboratories. Proposed rules implementing various aspects of HIPAA have been published but are not expected to be finalized until at least the summer of 2000, and they do not become effective until 2 years after the date of publication of final rules. Failure to comply with the rules mentioned above could result in significant civil and/or criminal penalties. Complying with these rules will require significant effort and expense for virtually all entities that handle patient health information, but the Company is unable to estimate the total cost or impact until after final regulations are published.

      In addition to the HIPAA rules described above, which have not yet been implemented, the Company is subject to state laws regarding the handling and disclosure of patient records and patient health information. These laws vary widely, and many states are passing new laws in this area. Penalties for violation include sanctions against a lab's licensure as well as civil or criminal penalties. The Company believes it is in compliance with applicable state law regarding the confidentiality of health information.

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

      The Company also performs some testing services using reagents, known as analyte specific reagents ("ASRs"), purchased from companies in bulk rather than as part of a test kit. In November 1997, the FDA issued a new regulation placing restrictions on the sale, distribution, labeling and use of ASRs, such as those used by the Company. Most ASRs will be treated by the FDA as low risk devices, requiring the manufacturer to register with the agency, list its ASRs (and any other devices), conform to good manufacturing practice requirements and comply with medical device reporting of adverse events. A smaller group of ASRs, primarily those used in blood banking and/or screening for fatal contagious diseases (e.g., HIV/AIDS), will be treated as higher risk devices requiring premarket clearance or approval from the FDA before commercial distribution is permitted. The imposition of this new regulatory framework on ASR sellers may reduce the availability or raise the price of ASRs purchased by the Company. In addition, when the Company performs a test developed in-house using reagents rather than a test kit cleared or approved by the FDA, it will be required to disclose [that it used an in-house test utilizing reagents] in the test report. However, by clearly declining to impose any requirement for FDA premarket approval or clearance for most ASRs, the new rule removes one barrier to reimbursement for tests performed using these ASRs. In light of all the foregoing factors, it is impossible to predict exactly how the new regulation will affect the Company's business, and thus there can be no assurance that the new ASR regulation will not have a material adverse effect on the Company's business.

      OTHER

      Certain federal and state laws govern the handling and disposal of medical specimens, infectious and hazardous wastes and radioactive materials. Failure to comply with such laws could subject an entity covered by these laws to fines, criminal penalties and/or other enforcement actions.

      Pursuant to the Occupational Safety and Health Act, laboratories have a general duty to provide a work place to their employees that is safe from hazard. Over the past few years, the Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in the laboratory. In addition, OSHA recently has promulgated final regulations containing requirements healthcare providers must follow to protect workers from bloodborne pathogens. Failure to comply with these regulations, other applicable OSHA rules or with the general duty to provide a safe work place could subject employers, including a laboratory employer such as the Company, to substantial fines and penalties.

ITEM 2.     PROPERTIES

      The Company leases approximately 143,663 square feet of office and laboratory space in Stratford, Connecticut; Wilmington, Ohio; Tampa, Florida; New City, New York and Woodbury, New York. The leases on the Stratford facilities, representing 63,280 square feet, expire May 31, 2003, and contain options to renew for up to three years. The Company also leases a record storage facility in Stratford, Connecticut, representing 15,105 square feet, which expires May 31, 2004, with no renewal option. The lease for the Wilmington facility, representing 19,200 square feet, expires March 31, 2001, and contains renewal options for five additional terms of three years each. The lease on the Tampa office and laboratory facility, representing 18,382 square feet, expires January 31, 2003, with an option to renew for an additional five-year period. The lease in New City, representing 19,273 square feet, expires April 30, 2002 and contains an option to renew for one year. The lease in Woodbury, representing 8,423 square feet, expires March 31, 2003 with no renewal option. The Company also leases a small office in Stamford, Connecticut, which expires November 30, 2000 with an option to renew for up to three years.

      The Company also leases three regional sales offices located in North Carolina, Texas and Illinois, which expire within one year plus renewal options, and four branch offices in Florida with remaining terms of up to two years.

      (See Note 5 to the Company's consolidated financial statements included herewith).

ITEM 3.     LEGAL PROCEEDINGS

      There are no known material legal proceedings against the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

      DIANON's Common Stock trades on The Nasdaq Stock Market under the symbol "DIAN." The following table shows the high and low sales prices of the Company's Common Stock quoted on The Nasdaq Stock Market, for the periods indicated below:

                                        High          Low
                                        ----          ---

         1998:
         First Quarter                  $11-1/4       $8-1/4
         Second Quarter                  10-7/8        8-1/8
         Third Quarter                   9-5/8         6
         Fourth Quarter                  9             5-1/4

         1999:
         First Quarter                  $9-1/8        $7
         Second Quarter                  11            8
         Third Quarter                   11            8-5/8
         Fourth Quarter                  13-7/8        9

      As of March 9, 2000, the Company had approximately 1,499 shareholders of record. No dividends have been paid by DIANON and it is not anticipated that any will be paid in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS:

                               1999       1998      1997      1996      1995
                               ----       ----      ----      ----      ----
                                   (in thousands, except per share data)
                                   -------------------------------------

Net revenues                   $76,097    $62,182  $60,887    $56,000   $45,700

Gross profit                    32,213     26,511   29,766     29,101    25,310

Expenses:
     Selling, general and
        administrative
        expenses (1)            24,846     21,465   22,912     22,443    19,620
     Research and development      572        528    1,666      3,157     5,255
                             ---------------------------------------------------

Income from operations           6,795      4,518    5,188      3,500       435

Net interest income                267        682      522        307       181
Provision for income taxes       2,931      2,246    2,412      1,637       509
                             ---------------------------------------------------
Net income                     $ 4,131    $ 2,954  $ 3,298    $ 2,170   $   107
                             ===================================================

EPS:
     Basic                     $   .61    $   .44  $   .51    $   .35   $   .02
     Diluted                   $   .59    $   .43  $   .48    $   .35   $   .02

Weighted average shares
outstanding:
     Basic                       6,763      6,678    6,430      6,151     5,542
     Diluted                     7,053      6,902    6,808      6,287     5,549

BALANCE SHEET DATA:

Working capital                $25,249    $24,327  $21,387    $18,058   $16,974
Total assets                    52,089     36,703   36,889     34,536    30,455
Long-term obligations            6,361         81      107        272       750
Stockholders' equity (2)        38,766     31,383   29,046     26,549    23,452

(1) During 1998, 1997, 1996 and 1995, non-recurring charges relating to severance costs as a result of streamlining its operations and of the resignation of certain officers, restructuring, accelerated amortization and other one-time costs of $212,000, $324,000, $609,000 and $2,668,000, respectively, were incurred. There were no similar charges recorded in 1999. (See Note 12 to the Company's consolidated financial statements included herewith.)

(2)  No dividends were paid by the Company during the periods presented above.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION.

      The Company's results of operations over the three-year period ended December 31, 1999 reflect its continued shift toward non OB/GYN anatomic pathology testing. The acquisitions of Kyto Meridien Diagnostics, L.L.C. ("KMD") in May 1999 and of Pathology Reference Laboratory ("PRL") in February 1998 partially offset the impact of this shift during 1999 since these operations traditionally focused on OB/GYN anatomic pathology, which has lower margins. The reduced gross profit impact of these revenue factors was partially offset through cost savings in selling, general, administrative and other operating expenses.

RESULTS OF OPERATIONS

o     NET REVENUES

      Net revenues increased to $76.1 million in 1999 from $62.2 million in 1998 and $60.9 million in 1997, representing annual increases of 22.4% and 2.1%, respectively.

      Anatomic pathology net revenues increased to $60.5 million in 1999 from $48.2 million in 1998 and $43.9 million in 1997, increases of 25.7% and 9.6%, respectively. The revenue growth reflects increased market penetration in the anatomic pathology area, including the impact of the KMD and PRL acquisitions in May 1999 and February 1998, respectively, offset by reimbursement reductions.

      Clinical chemistry net revenues increased to $15.6 million in 1999 from $14.0 million in 1998. This increase is primarily a result of the KMD acquisition. Clinical chemistry net revenues decreased $2.9 million or 17.3% from 1997 to 1998. This decrease reflected the Company's shift in emphasis toward anatomic pathology, and is a result of both volume and reimbursement reductions including Medicare reimbursement pressures.

o     COST OF SALES

      Cost of sales, which consists primarily of laboratory payroll and supplies, logistics and facility costs, increased to $43.9 million in 1999 from $35.7 million in 1998 and $31.1 million in 1997. As a percentage of sales, cost of sales totaled 57.7%, 57.4% and 51.1% in 1999, 1998 and 1997, respectively. The increased percentages of revenue represented by cost of sales largely reflects the impact of the aforementioned reimbursement decreases and the integration of KMD and PRL, which have lower margins than the traditional business.

o     GROSS PROFIT

      Gross profit totaled $32.2 million in 1999 versus $26.5 million in 1998 and $29.8 million in 1997, while gross profit margins were 42.3%, 42.6% and 48.9%, respectively. The decreases in gross profit and margins reflect the factors discussed above under cost of sales.

      The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady and continuing downward pressure on prices exerted by both government and private third party payers. Payment for services such as those provided by the Company is and will likely continue to be affected by periodic reevaluations made by payors concerning which services to reimburse or cease reimbursing. Over time, Congress has reduced the national cap on Medicare laboratory fee schedules (under which the Company's clinical chemistry services are reimbursed) to 74% of the national median. In addition, legislation freezes fee schedule payments for the 1998-2002 period.

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

      Beginning with the Medicare physician fee schedule regulation that became effective on January 1, 1999, HCFA recalculated physician practice expenses, a key component of the RBRVS, to reflect resource consumption rather than historical charge data. While the actual impact of this change on the Company's Medicare pathology revenues will depend on the mix of pathology services furnished, HCFA had estimated that the new system would decrease the Medicare revenue for pathologists 13% once it was fully phased in at the end of 2002. However, in the physician fee schedule regulation published on November 2, 1999, and effective January 1, 2000, HCFA increased the conversion factor approximately 5.5% and made several changes in the payment methodology for physician services, including a modification specific to pathology that had a positive impact. As a result of these changes, HCFA now estimates the impact of the practice expense recalculation will be only a 6% decrease for pathology services. In addition, other revisions to payment policies under the physician fee schedule for the year 2000 resulted in increases in the RBRVS fee schedule payment amounts for the most common pathology codes the Company historically has performed.

      HCFA also announced in the November 2, 1999 physician fee schedule final rule that, effective January 1, 2001, independent labs may no longer bill for the technical component ("TC") of physician pathology services furnished to Medicare beneficiaries who are hospital inpatients. Independent labs would still be permitted to bill and be paid for the TC of physician pathology services provided to beneficiaries who are hospital outpatients or are in other settings, but for the TC of services provided to inpatients, the independent laboratories will have to make arrangements with the hospital in order to receive payment.

      The Balanced Budget Act of 1997 ("BBA") contains measures to establish market-oriented purchasing for Medicare, including prospective payment systems ("PPS") for outpatient hospital services, home health care and nursing home care. Of these systems, only the skilled nursing facility ("SNF") PPS has been implemented, and since the Company does only minimal clinical laboratory testing for SNF patients, this change is not expected to materially affect the Company's business. On September 8, 1998, HCFA published a proposed rule implementing the outpatient PPS that would carve out clinical laboratory services from the outpatient hospital PPS rates, but would include the technical component of surgical pathology services in the rate. HCFA has said the final rule is expected to be published in the spring of 2000, and will be effective July 1, 2000. The outpatient PPS could affect the Company's revenues for these surgical pathology services depending on the precise details of how the PPS is implemented.

      Other potential changes in government and third-party payer reimbursement, resulting from federal, state or local legislation, the impact of managed care, competitive bidding, or other market pressures, may continue to exert downward pressure on prices and make the market for clinical laboratory services more competitive, which could in turn have a material adverse impact on the Company's gross profits.

o     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased to $24.2 million in 1999 from $21.2 million in 1998, after decreasing slightly from the $22.7 million incurred in 1997. The increase of approximately $3.0 million from 1998 to 1999 is primarily a result of increased commission expense, which is a result of increased revenues. As a percentage of sales, selling, general and administrative expenses decreased significantly over the three-year period from 37.3% in 1997 to 31.8% in 1999, reflecting the operating leverage inherent in the business and from the KMD and PRL acquisitions and general revenue growth.

o     AMORTIZATION OF INTANGIBLE ASSETS

      Amortization expense increased to $670,000 in 1999 from $224,000 in 1998 as a result of the KMD acquisition. Amortization expense remained flat between 1997 and 1998 at $236,000 and $224,000, respectively.

o     RESEARCH AND DEVELOPMENT

      Research and development expenses remained flat between 1999 and 1998 at $0.6 million and $0.5 million, respectively, and decreased $1.1 million between 1998 and 1997. The reduction in 1998 reflects the evolution of certain developmental test costs from R&D into cost of sales as those tests have been brought to market and reimbursement rates were established.

o     INCOME FROM OPERATIONS

      Income from operations increased to $6.8 million in 1999 from $4.5 million in 1998, due primarily to increased sales and cost control initiatives. The relatively modest $0.7 million decrease in operating income between 1998 and 1997, despite the $3.3 million drop in gross profit, partially reflects cost control initiatives implemented in anticipation of reimbursement reductions.

o     NET INTEREST INCOME

      Net interest income decreased to $267,000 in 1999 from $682,000 in 1998 primarily due to the funding of the acquisition of KMD in May 1999. Net interest income increased in 1998 by $160,000 from $522,000 in 1997. This reflects the increased cash and cash equivalent position of the Company over the period, resulting from cash generated by operations.

o     PROVISION FOR INCOME TAXES

      The provision for income taxes increased to $2.9 million in 1999, from $2.2 million in 1998 and $2.4 million in 1997, while the effective tax rate was 41.5%, 43.2% and 42.2%, respectively. The changes were due primarily to state rate changes.

o     NET INCOME

      Net income increased 39.8% to $4.1 million, from $3.0 million in 1998 and $3.3 million in 1997. Basic earnings per share increased to $0.61 per share in 1999, from $0.44 per share in 1998 and $0.51 per share in 1997. Diluted earnings per share increased to $0.59 per share in 1999, from $0.43 per share in 1998 and $0.48 per share in 1997.

o     LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1999, the Company had total cash and cash equivalents of $9.8 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. Working capital was $25.2 million and $24.3 million, as of December 31, 1999 and 1998, respectively, and the current ratios were 4.6:1 and 5.6:1, respectively.

      Accounts receivable totaled $19.5 million and $14.4 million, as of December 31, 1999 and 1998, respectively, representing approximately 86 days and 82 days of average sales, respectively. The increase in days sales outstanding is due primarily to a shift in the payor mix as a result of the KMD acquisition.

      Capital expenditures for 1999 and 1998 were $2.2 million and $1.9 million, respectively. Expenditures were primarily related to building expansion and information system enhancements. In addition, $13.0 million and $360,000 was expended in 1999 and 1998 for the acquisitions of KMD and PRL, respectively.

      Effective February 17, 1998, the Company entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including financial covenants. As of December 31, 1999, $6.0 million had been drawn down against this line.

      The Company's Board of Directors authorized to repurchase approximately
1.7 million shares of the Company's Common Stock, on the open market or in private transaction. Total expenditures for share repurchases is limited to $12.0 million. The remaining authorized repurchases as of December 31, 1999 is approximately 1.4 million shares and $9.2 million in total expenditures.

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

      Effective May 1, 1999, the Company acquired substantially all the assets of an outpatient OB/GYN laboratory with locations in Woodbury and New City, New York ("Kyto Meridien Diagnostics, L.L.C." or "KMD"). The acquisition price was approximately $13.0 million and was financed through a combination of available cash and drawdowns of the Company's credit line, as well as through the issuance of Common Stock. The purchase price was primarily allocated to customer lists ($7.5 million), goodwill ($5.6 million), lab and office equipment ($400,000), and client receivables ($400,000), partially offset by accrued liabilities ($930,000). The acquisition has been accounted for pursuant to the purchase method of accounting.

      Pro forma net revenues for the twelve months ended December 31, 1999 and 1998, adjusted as if the acquisitions for KMD and PRL had occurred January 1, 1999 and 1998, respectively, approximate $79.7 million and $73.6 million respectively. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.

      The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

Risk Factors; Forward Looking Statements

      The Management's Discussion and Analysis and the information provided elsewhere in this Annual Report on form 10K (including, without limitation, in the third and fourth paragraphs of "Item 1. Business" and under "Gross Profit" and "Liquidity and Capital Resources" above) contain forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by the Company to beneficiaries of the Medicare program (see e.g. Item 1 - Business - "Reimbursement"); being deemed to be not in compliance with Federal or state regulatory requirements (see e.g. Item 1 - Business - "Regulatory"); the uncertainties relating to the ability of the Company to convince physicians and/or managed care organizations to use the Company as a provider of anatomic pathology testing services; the ability of the Company to maintain superior quality relative to its competitors; the ability of the Company to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of anatomic pathology testing by out-of-state laboratories; the ability of the Company to find, attract and retain qualified management and technical personnel; the uncertainties associated with competitive pressures from the large national laboratories, small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      None

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements and schedules and the reports of independent public accountants thereon appear beginning on page F-2. See index to such consolidated financial statements and schedules and reports on page F-1.

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

      Kevin C. Johnson, age 45, a Director since May 1996, is President and Chief Executive Officer of the Company. Mr. Johnson joined Dianon as President in May 1996, and was appointed to the additional position of Chief Executive Officer in February 1997. Formerly, Mr. Johnson was with Corning Inc., a manufacturer of specialty materials and a provider of laboratory services, for eighteen years, serving most recently as Vice President and General Manager of Corning Clinical Laboratories' Eastern region in Teterboro, New Jersey. Mr. Johnson also serves on the Board of Medical Logistics, Inc.

      John P. Davis, age 58, a Director since 1984, has served as a consultant to the Company since October 1998. Mr. Davis was President and Chief Executive Officer of Infant Advantage, Inc., a child development company, from December 1997 through June 1998. From May 1995 through December 1997, Mr. Davis was President and Chief Executive Officer of Calypte Biomedical Corp., a diagnostic products company. From 1984 to January 1995, Mr. Davis was an officer of the Company. Mr. Davis joined the Company in January 1984 as President and Chief Operating Officer, and subsequently became co-Chief Executive Officer in 1992 and Chief Executive Officer in 1994. In January 1995, Mr. Davis resigned as Chief Executive Officer of the Company and became Vice Chairman of the Board. In February 1997, Mr. Davis was elected non-executive Chairman of the Board. Mr. Davis also serves as Chairman of the Board of CytoLogix, Inc. and Synergy Medical Informatics, Inc.

      Bruce K. Crowther, age 48, a Director since December 1997, is President and Chief Executive Officer of Northwest Community Healthcare, Northwest Community Hospital, in Arlington Heights, Illinois and certain of its affiliates. Mr. Crowther is a Fellow of the American College of Healthcare Executives, Chairman of the Board of the Illinois Hospital and HealthSystems Association and serves on the Board of both Chicago Hospital Risk Pooling Program and Barrington Bank and Trust. Mr. Crowther received an MBA from Virginia Commonwealth University Medical College in Richmond, VA.

      E. Timothy Geary, age 48, a Director since May 1997, had been Chairman, President and Chief Executive Officer of National Surgery Centers, Inc. of Chicago, Illinois, the leading independent owner and operator of ambulatory surgery centers in the country, until its acquisition by HealthSouth
Corporation on July 22, 1998. Mr. Geary is currently a consultant to HealthSouth Corporation. Prior to founding National Surgery Centers in 1987, Mr. Geary served as a Vice President with Medical Care International. Mr. Geary holds an MBA and AB from the University of Chicago.

      G. S. Beckwith Gilbert, age 58, a Director since October 1995, is President, Chief Executive Officer and a Director of Field Point Capital Management Company in Greenwich, Connecticut, a merchant banking firm. Mr. Gilbert is also a partner of Wolsey & Co., a merchant banking firm. In addition, Mr. Gilbert is Chairman and Chief Executive Officer of Megadata Corporation as well as a Director of Davidson Hubeny Brands, Inc. Mr. Gilbert is a graduate of Princeton University and holds an MBA from New York University. In February 1997, the Board elected Mr. Gilbert Chairman of the Executive Committee.

      Jeffrey L. Sklar, age 52, a Director since 1994, is Professor of Pathology, Harvard Medical School, and Director, Divisions of Diagnostic Molecular Biology and of Molecular Oncology, Department of Pathology, Brigham and Women's Hospital. Dr. Sklar has served on numerous editorial boards and has consulted widely to the biotechnology industry. In addition, Dr. Sklar serves on the Scientific Advisory Committee for Clinical Science, The Fred Hutchinson Cancer Center, Seattle, Washington; the Scientific Advisory Committee, New England Primate Research Center, Harvard University; the External Review Committee, Dana-Farber Cancer Institute, Boston, and the Pathology B Study Section, National Institutes of Health. Dr. Sklar also serves as a Director of Transgenomic, Inc. and holds an MD and Ph.D. from Yale University and an MA (honorary) from Harvard University.

      David R. Schreiber, age 40, a Director since October 1999, has served as Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary since November 1996 when he joined the Company. Formerly, Mr. Schreiber was with Corning Clinical Laboratories, a provider of laboratory services, for 10 years, serving most recently as Vice President and General Manager of the laboratory's Midwest region. Mr. Schreiber holds an MBA from Northern Illinois University.

INFORMATION REGARDING EXECUTIVE OFFICERS

      James B. Amberson, age 48, is Senior Vice President and Chief Medical Officer of the Company. Dr. Amberson joined Dianon in 1989 as Director, Cytometry Business Unit, and has served as Vice President of Pathology Services, Vice President of Medical Affairs and Senior Vice President and General Manager of the Anatomic Pathology Unit before his present position. Prior to joining the Company, Dr. Amberson was Assistant Professor of Pathology, Cornell University Medical College for six years. Dr. Amberson holds an MD from Johns Hopkins University and an MBA from Columbia University School of Business.

      Steven T. Clayton, age 33, is Vice President, Information Services and Chief Information Officer. Mr. Clayton joined Dianon in December 1996 as Vice President, Information Services, and was appointed to the additional position of Chief Information Officer in January 2000. Prior to joining the Company, Mr. Clayton was with Corning Clinical Laboratories for nine years serving most recently as the Midwest Regional Director of Information Systems. Mr. Clayton holds an ASM from Thomas Edison State College.

      Martin J. Stefanelli, age 38, has served as Senior Vice President, Sales, Marketing and Business Development since December 1999. He previously served as Senior Vice President, Operations and Vice President, Laboratory Operations. Mr. Stefanelli joined the Company in January 1990 as a Sales Representative and subsequently served as Logistics Manager, Marketing Manager and Director of Operations, Anatomic Pathology. Before joining the Company, Mr. Stefanelli was a captain in the U.S. Army. Mr. Stefanelli holds a BS from the United States Military Academy.

      Valerie B. Palmieri, age 38, has served as Vice President, Operations since December 1999. She previously served as Vice President, Service Operations since November 1998. Ms. Palmieri joined the Company in December 1987 as a Medical Technologist and subsequently served as Laboratory Supervisor, Operations Laboratory Manager, Director of Operations - Clinical Pathology, and Director of Service Operations. Prior to joining the Company, Ms. Palmieri was with Park City and Bridgeport Hospital as a Medical Technologist. Ms. Palmieri holds a BS from Western Connecticut State University.

      Steven L. Gersen, age 46, has served as Vice President, Genetics Services since January 2000. Dr. Gersen joined the Company in December 1993 as Director, Genetics Services. Prior to joining the Company, Dr. Gersen was with Integrated Genetics for 3 years serving most recently as the Associate Director, Cytogenetics Laboratory. Dr. Gersen holds a Ph.D. in Genetics from Rutgers University / University of Medicine and Dentistry of NJ.

      For information with respect to Messrs. Johnson and Schreiber, who are also directors, see ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- Information Regarding Directors.

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

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the fiscal year ended December 31, 1999, all Section 16(a) reporting requirements applicable to its officers, directors and greater than ten percent beneficial shareholders were complied with.

ITEM 11.    EXECUTIVE COMPENSATION

      EXECUTIVE COMPENSATION

      The following table sets forth information with respect to the following named executive officers: (i) the person who served as Chief Executive Officer ("CEO") during 1999 and (ii) the four most highly compensated executive officers other than the CEO serving at December 31, 1999 whose total salary and bonus for 1999 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                           Annual Compensation                 Long Term
                                                           -------------------                Compensation
                                                                                Other         ------------
                Name and                                                        Annual          Securities        All Other
           Principal Position               Year      Salary      Bonus      Compensation   Underlying Options   Compensation
           ------------------               ----      ------      -----      ------------   ------------------   ------------
James B. Amberson, M.D.                   1999         $239,200    $ 9,062       $  --               --          $10,083 (1)
Senior Vice President,                    1998          239,200         --          --           12,000           10,568
   Chief Medical Officer                  1997          238,790     35,451          --           20,000            2,630

Steven T. Clayton                         1999          128,544         --          --               --            2,031 (2)
Vice President, Information  Services     1998          127,211         --          --            5,000           43,613
   and Chief Information Officer          1997          120,000     35,568          --           15,000           73,073

Kevin C. Johnson                          1999          300,479         --          --               --           39,678 (3)
President, Chief Executive                1998          295,773         --          --           40,000          184,599
    Officer and Director                  1997          281,939     82,378          --               --          158,360

David R. Schreiber                        1999          204,516         --          --               --            9,678 (4)
Senior Vice President Finance,            1998          195,582         --          --           20,000            6,124
Chief Financial Officer and               1997          191,170     65,702          --           20,000          149,167
   Corporate Secretary and Director

Martin J. Stefanelli                      1999          150,768         --          --               --            9,571 (5)
Sr. Vice President, Sales, Marketing      1998          125,394         --          --           20,000            1,223
    and Business Development              1997          103,091     31,350          --           20,000              260

(1) The $10,083 indicated for Dr. Amberson represents an auto allowance of $8,028, contributions of $1,600 paid by the Company pursuant to the Company's 401(K) Retirement Plan, and term life insurance premiums of $455 paid by the Company.

(2) The $2,031 indicated for Mr. Clayton represents an auto allowance of $2,000 and term life insurance premiums of $31 paid by the Company.

(3) The $39,678 indicated for Mr. Johnson represents: (i) a loan forgiveness aggregating $30,000 pursuant to Mr. Johnson's employment agreement; (ii) an auto allowance of $8,028; (iii) contributions of $1,600 paid by the Company pursuant to the Company's 401(K) Retirement Plan; and (iv) term life insurance premiums of $50 paid by the Company.

(4) The $9,678 indicated for Mr. Schreiber represents an auto allowance of $8,028, contributions of $1,600 paid by the Company pursuant to the Company's 401(K) Retirement Plan and term life insurance premiums of $50 paid by the Company.

(5) The $9,571 indicated for Mr. Stefanelli represents an auto allowance of $8,196, contributions of $1,330 paid by the Company pursuant to the Company's 401(K) Retirement Plan and term life insurance premiums of $45 paid by the Company.

      DIRECTOR COMPENSATION

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

      Commencing January 1, 1998, Mr. Davis and Mr. Gilbert, in connection with their capacities as non-Executive Chairman of the Board and Chairman of the Executive Committee, respectively, also receive $50,000 annually (payable monthly at $4,166) and an annual grant of 3,000 stock options, at a price equal to the market value on the date of grant, pursuant to the Company's 1996 and 1999 Stock Incentive Plans. They each also received a one-time grant of 13,000 stock options in December 1997 pursuant to the Company's 1996 Stock Incentive Plan, in connection with their services in the aforementioned positions during 1997. In addition, the Company extended the expiration date by five years for 116,084 non-qualified stock options granted to Mr. Davis. These options, which were originally due to expire on January 20, 2000, will now expire on January 20, 2005 unless said non-qualified stock option is earlier terminated in accordance with its terms.

      In addition to his aforementioned duties, commencing October 1, 1998 Mr. Davis began serving as a consultant to the Company, providing approximately two days per week of consulting services and maintaining an office at the Company. He works closely with the sales and marketing functions of the Company, and is involved in the planning and development of sales training programs, recruiting, compensation planning, market segmentation, pricing, and national and managed care marketing programs. As compensation for these services, Mr. Davis receives $50,000 annually (payable monthly at $4,166), in addition to his director compensation and in addition to the $50,000 he receives in his capacity as non-Executive Chairman of the Board. In connection with his consulting arrangement, Mr. Davis was also paid a relocation reimbursement of $123,667 in February 1999, and will receive in 2000 a reimbursement for the tax effect of the relocation payment.

      Pursuant to the Company's 1996 and 1999 Stock Incentive Plans, Directors who are not employees of the Company receive (i) automatic initial and quarterly grants of stock options with tandem limited stock appreciation rights beginning July 1995, (ii) automatic quarterly grants of shares of Common Stock beginning January 1997 and (iii) additional stock options or other awards to the extent granted by the Board of Directors in its discretion.

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

      In November 1996, pursuant to authorization by the Board of Directors, the Company granted to Dr. Sklar an option to purchase 10,000 shares of Common Stock at an exercise price of $6.375 to compensate him for his services as a Director. Such option vested 40% on grant, and an additional 20% on each of August 4, 1997, August 4, 1998 and August 4, 1999. Such grant was a replacement of an option to purchase 10,000 shares of Common Stock authorized by the Board in 1994, but not accepted by Dr. Sklar at that time due to the conditions of his employment by Brigham & Women's Hospital, Inc. In October 1996, pursuant to authorization by the Board of Directors, the Company granted an option to purchase 10,000 shares of Common Stock at an exercise price of $7.125 per share to a director in replacement of options issued in June 1993 which had the same exercise price, were due to expire in June 2000 and were 80% vested as of June 4, 1997 and 20% vested on June 4, 1998. These replacement options vested 100% in October 1996 and expire ten years from the date of grant.

      Messrs. Johnson and Schreiber, who are employees of the Company, receive no additional compensation for their services as Directors of the Company.

      STOCK OPTIONS

      There were no option grants for executive officers of the Company in the last fiscal year. The Company, as of December 31, 1999, has not granted any Stock Appreciation Rights to officers.

      The following table shows aggregate option exercises in the last fiscal year and fiscal year-end option values for the named executive officers. The Company, as of December 31, 1999, has not granted any Stock Appreciation Rights.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                               Value
                                               Realized
                                               (Market                                            Value of Unexercised
                                               Price at         Number of Securities         In-the-Money Options at FY-End
                                               Exercise    Underlying Unexercised Options      (based on FY-End Price of
                                   Shares      less                 at FY-end(#)                 $13.75/share) ($) (1)
                                Acquired on    Exercise                                     -------------------------------
            Name                Exercise(#)    Price)($)   Exercisable    Unexercisable     Exercisable     Unexercisable
            ----                -----------    ---------   -----------    -------------     -----------     -------------
James B. Amberson, M.D.                  --     $    --         67,000           36,500        $554,798          $240,313
Steven T. Clayton                    15,000      72,975             --           20,000              --           114,625
Kevin C. Johnson                         --          --        120,000          120,000         967,500           920,000
David R. Schreiber                   15,000      96,975         23,000           52,000         146,875           340,000
Martin J. Stefanelli                 12,320      76,060          4,000           39,000          20,000           250,250

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF VOTING STOCK BY CERTAIN BENEFICIAL OWNERS

      The following table sets forth information with respect to the only persons who, to the best knowledge of the Company, beneficially owned more than five percent of the Common Stock of the Company as of March 9, 2000. Unless otherwise indicated below, each person included in the table has sole voting and investment power with respect to all shares included therein.

                                               Amount and Nature
                       Name and Address of      of Beneficial        Percent
Title of Class          Beneficial Owner           Ownership       of Class(1)
--------------          ----------------           ---------       -----------

Common Stock   G. S. Beckwith Gilbert et al        1,818,884 (2)(3)    25.7% (3)
               47 Arch Street
               Greenwich, CT 06830

Common Stock   Oracle Management Partners, Inc.      750,400           10.6%
               and Affiliates
               712 E 5th Avenue - 45th Floor
               New York, NY  10019


Common Stock   Westfield Capital Management          467,900            6.6%
               One Financial Center
               Boston, MA  02111


Common Stock   John M. Bryan et al                   356,412            5.1%
               Bryan and Edwards
               600 Montgomery Street - 35th Floor
               San Francisco, CA  94111

(1) For the purposes of this table, "Percent of Class" held by each person has been calculated based on a total class equal to the sum of (i) 7,052,203 shares of Common Stock issued and outstanding on March 9, 2000 plus (ii) for such person the number of shares of Common Stock subject to stock options or warrants presently exercisable, or exercisable within 60 days after March 9, 2000, held by that person, and which percent is rounded to the nearest whole number.

(2) Mr. Gilbert has shared voting and investment power with respect to 121,951 shares included in the table above.

(3) As of March 9, 2000, Mr. Gilbert cannot vote, without restriction, any Common Stock or other voting securities of the Company beneficially owned by him representing greater than 20% of the total voting power of the Company's voting securities outstanding from time to time, or 1,410,441 votes as of March 9, 2000. Excess votes above this amount are required to be voted in proportion to the votes cast by all other shareholders of the Company.

OWNERSHIP OF VOTING STOCK BY MANAGEMENT

       The following table gives information concerning the beneficial ownership of the Company's Common Stock as of March 9, 2000 by each director and each of the executive officers named in the summary compensation table and all current directors and executive officers (as of March 9, 2000) as a group.

                                                  Total Shares
                                                  Beneficially       Direct          Right to      Percent of
Beneficial Owners                                 Owned(1)(2)       Ownership       Acquire(3)      Class(4)
-----------------                                 -----------       ---------       ----------      --------
James B. Amberson, M.D.                                82,307           23,580          43,420          1.2%
Steven T. Clayton                                          --               --              --            --  (5)
Bruce K. Crowther                                       5,038            1,959           3,079            --  (5)
John P. Davis                                         252,107          119,088         133,019          3.5%
E. Timothy Geary                                        6,618            2,405           4,213            --  (5)
G. S. Beckwith Gilbert                              1,818,884        1,802,868          16,016         25.7%  (6)
Kevin C. Johnson                                      205,841           30,534         160,000          2.9%
David R. Schreiber                                     46,210            7,903          23,000            --  (5)
Martin J. Stefanelli                                    4,000               --           4,000            --  (5)
Jeffrey L. Sklar, M.D., Ph.D.                          23,403            2,868          20,535            --  (5)

All current directors and executive officers
   as a group (12 persons)                          2,427,046        1,991,257         420,482         32.5%

(1) The information as to beneficial ownership is based on statements furnished to the Company by its executive officers and directors. Each executive officer and director has sole voting and sole investment power with respect to his respective shares listed above, except that the shares reported for Mr. Gilbert include 121,951 shares which are held by a trust of which Mr. Gilbert is a trustee, as to which Mr. Gilbert shares voting and investment powers. Amounts shown for each of Messrs. Johnson and Schreiber and Dr. Amberson include 15,307 shares held in the Company's 401(K) Retirement Plan, as to which such officers share voting power as trustees of such plan and each individual plan participant has investment power, subject to the terms of such plan, of the shares in his account; such amount includes 534 and 403 shares in Messrs. Johnson and Schreiber, respectively.

(2) Includes shares listed under the captions "Direct Ownership" and "Right to Acquire," as well as shares held in the Company's 401(K) Retirement Plan which are beneficially owned by the named individuals as trustees of such plan but as to which such trustees have no economic interest.

(3) Individuals have the right to acquire these shares within 60 days of March 9, 2000 by the exercise of stock options or through purchases under the Company's Employee Stock Purchase Plan.

(4) For the purposes of this table, "Percent of Class" held by each individual has been calculated based on a total class equal to the sum of (i) 7,052,203 shares of Common Stock issued and outstanding on March 9, 2000 plus (ii) for such individual the number of shares of Common Stock subject to stock options presently exercisable, or exercisable within 60 days after March 9, 2000, held by that individual, and which percent is rounded to the nearest whole number.

(5)  Owns less than 1% of the outstanding Common Stock.

(6) As of March 9, 2000, Mr. Gilbert cannot vote, without restriction, any Common Stock or other voting securities of the Company beneficially owned by him representing greater than 20% of the total voting power of the Company's voting securities outstanding from time to time, or 1,410,441 votes as of March 9, 2000. Excess votes above this amount are required to be voted in proportion to the votes cast by all other shareholders of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Note 8 to the Company's consolidated financial statements included herewith.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements, Financial Statement Schedules Filed.

      1) Financial Statements - See accompanying Consolidated Financial Statements and Schedules, Pages F-1 through F-18.

      2) Financial Statement Schedules - See accompanying Consolidated Financial Statements and Schedules, Pages F-1 through F-18.

      3)    Exhibits - Refer to 14(c) below.

(b)   Reports:

      The Company filed no reports on Form 8-K in the fourth quarter of 1999 with the Securities and Exchange Commission.

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

10.42 Non-Compete Agreement dated September 3, 1997 by the Registrant and Vernon L. Wells.**

10.43 Severance Agreement dated September 15, 1997 by the Registrant and Robert C. Verfurth.**

10.44 Consulting and Proprietary Information and Inventions Agreement dated October 1, 1997 by the Registrant and Jeffrey L. Sklar, M.D., Ph.D.

10.45 Severance Agreement dated January 27, 1998 by the Registrant and Vernon L. Wells.**

10.46 Asset Purchase Agreement dated as of April 7, 1999 among DIANON Systems, Inc., Kyto Meridien Diagnostics, L.L.C., Kyto Diagnostics, L.P., Meridian Diagnostics Labs, Inc., A. Bruce Shapiro and Ralph M. Richart, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

10.47 Registration Rights Agreement dated as of May 1, 1999 between DIANON Systems Inc. and Kyto Meridien Diagnostics, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

10.48 Consulting Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and A. Bruce Shapiro (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

10.49 Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Ralph Mr. Richart, M.D. (incorporated by reference to Exhibit
       10.4 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

10.50 Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Beth Phillips (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

10.51 Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Dana Shapiro (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

10.52 Amendment Agreement date December 23, 1999 by and among DIANON Systems, Inc. and A. Bruce Shapiro, Ralph M. Richart, Dana Shapiro, Kyto Meridien Diagnostics, L.L.C., Kyto Diagnostics L.P. and Meridien Diagnostics Labs, Inc. (filed herewith).

11.1   Statement re: computation of per share earnings. *

21.1   List of Subsidiaries of the Company (incorporated by reference to Exhibit
       22.1 of the Registrant's Registration Statement No. 33-41226).

23.1   Consent of Arthur Andersen LLP (filed herewith).

27.1   Financial Data Schedule. (filed herewith)

99.1 Press Release (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

99.2 KMD financial statements for the year ending December 31, 1998 (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

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

DATED:    March 28, 2000

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

Signature                                        Title                              Date
---------                                        -----                              ----

/s/ KEVIN C. JOHNSON                    President and                          March 28, 2000
---------------------------------       Chief Executive Officer and a
Kevin C. Johnson                        Director
                                        (Principal Executive Officer)

/s/ DAVID R. SCHREIBER                  Senior Vice President, Finance and     March 28, 2000
---------------------------------       Chief Financial Officer and a Director
David R. Schreiber                      (Principal Financial and
                                          Accounting Officer)

/s/ JOHN P. DAVIS                       Chairman of the Board                  March 28, 2000
---------------------------------
John P. Davis

/s/ G. S. BECKWITH GILBERT              Director and                           March 28, 2000
---------------------------------       Chairman of the
G. S. Beckwith Gilbert                  Executive Committee

/s/ BRUCE K. CROWTHER                   Director                               March 28, 2000
---------------------------------
Bruce K. Crowther

/s/ E. TIMOTHY GEARY                    Director                               March 28, 2000
---------------------------------
E. Timothy Geary

/s/ JEFFREY L. SKLAR, M.D., Ph.D.       Director                               March 28, 2000
---------------------------------
Jeffrey L. Sklar, M.D., Ph.D.

                              DIANON SYSTEMS, INC.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                     Page
                                                                     ----

Report of Independent Public Accountants                             F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998
F-3 & F-4

Consolidated Statements of Operations for the Years Ended
December 31, 1999, 1998 and 1997                                     F-5

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1999, 1998 and 1997                         F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997                                     F-7 & F-8

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To DIANON Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of DIANON Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DIANON Systems, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

      As explained in Note 3 to the financial statements, effective January 1, 1998, the Company changed its method of accounting for internally developed software costs to conform with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

                               ARTHUR ANDERSEN LLP

Stamford, Connecticut,
February 22, 2000

                              DIANON SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS AS OF
                           DECEMBER 31, 1999 AND 1998

                                                                                   1999             1998
                                                                              ---------------- ---------------
      ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                  $  9,761,047     $12,126,076
        Accounts receivable, net of allowance for bad debts of $1,010,266
         and $1,033,059 at December 31, 1999 and 1998, respectively               19,477,904      14,403,878
     Prepaid expenses and employee advances                                        1,074,877       1,007,577
     Inventory                                                                       911,473         981,647
     Deferred income taxes                                                           986,471       1,047,118
                                                                              ---------------- ---------------
           Total current assets                                                   32,211,772      29,566,296
                                                                              ---------------- ---------------

PROPERTY AND EQUIPMENT, at cost
     Laboratory and office equipment                                              12,142,415     10,367,848
     Leasehold improvements                                                        4,648,703      3,786,759
       Less - accumulated depreciation and amortization                          (11,433,539)    (8,620,122)
                                                                              ---------------- ---------------
                                                                                   5,357,578      5,534,485
                                                                              ---------------- ---------------

INTANGIBLE ASSETS, net of accumulated amortization of $3,852,204 and
     $3,181,779 at December 31, 1999 and 1998, respectively                       12,854,280         377,751

DEFERRED INCOME TAXES                                                              1,422,723       1,005,869

OTHER ASSETS                                                                         242,572         218,714
                                                                              ---------------- ---------------
         TOTAL ASSETS                                                            $52,088,925     $36,703,115
                                                                              ================ ===============

                              DIANON SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS AS OF
                     DECEMBER 31, 1999 AND 1998 (CONTINUED)

                                                                                   1999             1998
                                                                              ---------------- ---------------
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                           $ 1,642,065      $ 1,260,620
     Accrued employee compensation                                                1,103,903          576,335
     Accrued employee stock purchase plan                                            10,212           31,996
     Accrued income taxes payable                                                   751,056          309,623
     Current portion of capitalized lease obligations                                31,109           42,334
     Other accrued expenses                                                       3,423,997        3,018,468
                                                                              ---------------- ---------------
           Total current liabilities                                              6,962,342        5,239,376
                                                                              ---------------- ---------------

LONG-TERM PORTION LIABILITIES:
        Long-term note payable                                                    6,000,000                --
        Long-term deferred tax liability                                            313,783                --
        Long-term portion of capitalized lease obligations                           47,238           80,675
                                                                              ---------------- ---------------
           Total liabilities                                                     13,323,363        5,320,051
                                                                              ---------------- ---------------

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01 per share, 20,000,000 shares
         authorized, 7,060,749 and 6,808,729 shares issued and
         outstanding at December 31, 1999 and 1998, respectively                     70,608           68,088
     Additional paid-in capital                                                  29,428,647       27,398,120
     Retained earnings                                                            9,828,769        5,697,710
     Common stock held in treasury, at cost - 58,734 and 222,019
         shares at December 31, 1999 and 1998, respectively                        (562,462)      (1,780,854)
                                                                              ---------------- ---------------
         Total stockholders' equity                                               38,765,562      31,383,064
                                                                              ---------------- ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $52,088,925     $36,703,115
                                                                              ================ ===============


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                   1999            1998             1997
                                                              --------------- ---------------- ---------------

Net revenues                                                     $76,097,031      $62,181,503     $60,887,193

Cost of sales                                                     43,883,592       35,670,153      31,121,507
                                                              --------------- ---------------- ---------------

         GROSS PROFIT                                             32,213,439       26,511,350      29,765,686

Selling, general and administrative expenses                      24,176,265       21,240,527      22,695,863

Amortization of intangible assets                                    670,425          224,210         236,176

Research and development expenses                                    571,797          528,478       1,645,843
                                                              --------------- ---------------- ---------------

         INCOME FROM OPERATIONS                                    6,794,952        4,518,135       5,187,804

Interest income, net                                                 266,688          682,138         522,427

                                                              --------------- ---------------- ---------------
         INCOME BEFORE PROVISION FOR INCOME TAXES                  7,061,640        5,200,273       5,710,231

Provision for income taxes                                         2,930,581        2,245,943       2,412,534
                                                              --------------- ---------------- ---------------

         NET INCOME                                              $ 4,131,059      $ 2,954,330     $ 3,297,697
                                                              =============== ================ ===============

         EARNINGS PER SHARE:
              BASIC                                              $       .61      $       .44     $       .51
              DILUTED                                            $       .59      $       .43     $       .48

         WEIGHTED AVERAGE SHARES OUTSTANDING:
              BASIC                                                6,763,120        6,677,524       6,430,060
              DILUTED                                              7,053,161        6,902,080       6,808,250

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                Additional     Retained         Common Stock
                                            Common Stock          Paid-In      Earnings     Acquired for Treasury
                                         Shares       Amount      Capital     (Deficit)      Shares      Amount        Total
                                       ------------ ----------- ------------ ------------- ----------- ------------ -------------
BALANCE, December 31, 1996              6,712,774      $67,128  $27,965,560   ($  554,317)   (117,196)   ($929,443)  $26,548,928

    Stock options exercised                51,764          518      248,498            --          --           --       249,016
    Employee stock purchase plan               --          --      (564,822)           --     146,579    1,220,200       655,378
    Stock grants                           26,782          268      230,987            --          --           --       231,255
    Common stock acquired for treasury         --          --            --            --    (227,000)  (1,936,030)   (1,936,030)
    Net income                                 --          --            --     3,297,697          --           --     3,297,697
                                       ------------ ----------- ------------ ------------- ----------- ------------ -------------
BALANCE, December 31, 1997              6,791,320       67,914   27,880,223     2,743,380    (197,617)  (1,645,273)   29,046,244
    Stock options exercised                53,584          535      288,012            --          --           --       288,547
    Employee stock purchase plan               --          --      (499,193)           --     131,498    1,094,800       595,607
    Stock grants                           19,825          199      186,018            --          --           --       186,217
    Common stock acquired for treasury         --          --            --            --    (211,900)  (1,687,881)   (1,687,881)
    Retired shares                        (56,000)       (560)     (456,940)           --      56,000      457,500            --
    Net income                                 --          --            --     2,954,330          --           --     2,954,330
                                       ------------ ----------- ------------ ------------- ----------- ------------ -------------
BALANCE, December 31, 1998              6,808,729       68,088   27,398,120     5,697,710    (222,019)  (1,780,854)   31,383,064
    Stock options exercised               217,814        2,178    1,705,564            --          --           --     1,707,742
       Issuance of common stock            79,981          800      700,516            --     222,019    1,780,854     2,482,170
    Employee stock purchase plan               --          --       (22,136)           --       4,766       43,920        21,784
    Stock grants                            4,225           42       39,833            --          --           --        39,875
    Common stock acquired for treasury         --          --            --            --    (113,500)  (1,000,132)   (1,000,132)
    Retired shares                        (50,000)       (500)     (393,250)           --      50,000      393,750            --
    Net income                                 --          --            --     4,131,059          --           --     4,131,059
                                       ------------ ----------- ------------ ------------- ----------- ------------ -------------
BALANCE, December 31, 1999              7,060,749      $70,608  $29,428,647    $9,828,769     (58,734)   ($562,462)  $38,765,562
                                       ============ =========== ============ ============= =========== ============ =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                    1999            1998            1997
                                                               --------------- ---------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                    $4,131,059       $2,954,330     $3,297,697
Adjustments to reconcile net income to net cash provided
    by (used in) operations -
    Non-cash charges
      Depreciation and amortization                                3,489,544        2,786,821      3,109,515
      Stock compensation expense                                      39,875          186,217        231,255
      Loss on disposal of fixed assets                                    --               --         55,241
      Deferred tax provision                                        (470,063)        (365,999)      (753,197)
      Changes in other current assets and liabilities
       (Increase) decrease in accounts receivable                 (4,724,164)         337,054        981,454
       (Increase) decrease in prepaid expenses and
         employee advances                                          (264,986)        (183,473)       988,623
          Decrease (increase) in inventory                            79,924         (212,042)       (67,091)
        Decrease (increase) in other assets                          296,603          256,073       (160,853)
        Increase (decrease) in accounts payable and other
             accrued liabilities                                   1,118,114       (2,979,916)       646,762
                                                               --------------- ---------------- --------------
          Net cash provided by operating activities                3,695,906        2,779,065      8,329,406
                                                               --------------- ---------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Acquisitions of assets, net of debt assumed                (10,500,000)        (359,590)            --
    Capital expenditures                                          (2,263,528)      (1,864,824)    (1,860,646)
    Other                                                              1,316               --         16,124
                                                               --------------- ---------------- --------------
      Net cash (used in) investing activities                    (12,762,212)      (2,224,414)    (1,844,522)
                                                               --------------- ---------------- --------------

                              DIANON SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

                                                                    1999            1998             1997
                                                               --------------- ---------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings of note payable                                   $ 6,000,000      $        --     $        --
    Issuance of common stock                                          16,545               --              --
    Purchase of common stock acquired for treasury                (1,000,132)      (1,687,881)     (1,936,030)
    Exercise of stock options                                      1,707,742          288,547         249,016
    Employee stock purchase plan                                      21,784          595,607         655,378
    Net borrowings (repayments) of capitalized lease
      obligations                                                    (44,662)         (25,910)        109,378
    Repayments of note payable                                            --               --        (650,154)
                                                               --------------- ---------------- ---------------
      Net cash provided by (used in) financing activities          6,701,277         (829,637)     (1,572,412)
                                                               --------------- ---------------- ---------------

      Net (decrease) increase in cash and cash equivalents        (2,365,029)        (274,986)      4,912,472

CASH AND CASH EQUIVALENTS,
    beginning of year                                             12,126,076       12,401,062       7,488,590
                                                               --------------- ---------------- ---------------

CASH AND CASH EQUIVALENTS,
    end of year                                                  $ 9,761,047      $12,126,076     $12,401,062
                                                               =============== ================ ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the year
      Interest                                                   $   281,318      $    20,275     $    27,416
      Income taxes                                                 2,659,753        2,883,890       2,171,422


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

      Common Stock of $2,462,625 was issued in connection with the acquisition of KMD.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The Company operates in one reportable segment, the medical laboratory industry. Its testing services are separated based upon the nature of the test: anatomic pathology testing and clinical chemistry testing. Anatomic pathology testing is characterized by tissue or cell specimens that are interpreted by physicians. Clinical chemistry testing is characterized by blood or urine specimens that are interpreted through highly automated processes. Net revenues by type of test for fiscal year 1999, 1998 and 1997 are presented below:

                                             Year Ended December 31
                                 -----------------------------------------------
                                      1999            1998            1997
                                 --------------- --------------- ---------------

Anatomic pathology testing          $60,523,215     $48,151,160     $43,923,487
Clinical chemistry testing           15,573,816      14,030,343      16,963,706
                                 --------------- --------------- ---------------
     Consolidated net revenues      $76,097,031     $62,181,503     $60,887,193
                                 =============== =============== ===============

      The Company's operations are conducted entirely in the United States since the discontinuation of its international operations, the liquidation of which was completed in 1998. No customer accounted for more than 10% of the Company's revenues; however, in 1999, 1998 and 1997, respectively, approximately 31%, 33% and 37% of the Company's net revenues were derived from testing performed for beneficiaries under the Medicare and Medicaid programs. These figures include the 20% co-payment portion normally billed to patients.

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

      Effective May 1, 1999, the Company acquired substantially all the assets of an outpatient OB/GYN laboratory with locations in Woodbury and New City, New York ("Kyto Meridien Diagnostics, L.L.C." or "KMD"). The acquisition price was approximately $13.0 million and was financed through a combination of available cash and drawdowns of the Company's credit line, as well as through the issuance of Common Stock. The purchase price was primarily allocated to customer lists ($7.5 million), goodwill ($5.6 million), lab and office equipment ($400,000), and client receivables ($400,000), partially offset by accrued liabilities ($930,000). The acquisition has been accounted for pursuant to the purchase method of accounting.

      Pro forma net revenues for the twelve months ended December 31, 1999 and 1998, adjusted as if the acquisitions for KMD and PRL had occurred January 1, 1999 and 1998, respectively, approximate $79.7 million and $73.6 million respectively. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Cash and Cash Equivalents -

      The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998, the Company had approximately $9.8 million and $12.1 million, respectively, invested in short-term U.S. treasury funds with maturities of less than three months. The carrying amount of the cash equivalents approximates its fair value due to the relatively short period to maturity of these instruments. Interest income per the consolidated statements of operations is presented net of interest expense of $281,318, $32,529 and $26,869 for 1999, 1998 and 1997,
respectively.

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

      Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." In accordance with SOP 98-1, the Company has capitalized approximately $70,000 and $443,000 in internally developed software costs in 1999 and 1998, respectively. These costs relate to the purchase of external materials and direct payroll costs associated with software development. The Company is amortizing these costs on a straight-line basis over three years.

Intangible Assets -

      Intangible assets are amortized on a straight-line basis over the respective economic life as follows:

                     Years
                     -----
            Goodwill                30
            Acquired Workforce      15
            Customer lists          7 - 15
            Non-compete agreements  4

      The Company periodically reviews the anticipated revenues related to intangible assets to determine whether any adjustments to their carrying values are necessary. Based on the guidelines of SFAS No. 121, the Company believes that no material impairment exists for any of the intangible assets as of December 31, 1999. Impairments are recognized in operating results when a permanent diminution in carrying value occurs.

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition -

      Revenues are recognized in the period in which services are provided. Revenues subject to Medicare and Medicaid, direct physician and hospital billing are based on fixed reimbursement fee schedules. All remaining revenues subject to third-party reimbursement are recorded at the expected net realizable value. Such estimates are revised periodically based upon the Company's actual reimbursement experience.

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

Below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                         1999            1998            1997

       BASIC EARNING PER SHARE:
       Weighted-average number of common shares outstanding              6,763,120       6,677,524       6,430,060

       DILUTIVE EFFECT OF:
       Stock options                                                       290,041         224,556         378,190
                                                                     --------------  --------------  --------------

       DILUTED EARNINGS PER SHARE:
       Weighted-average number of common shares outstanding              7,053,161       6,902,080       6,808,250
                                                                     ==============  ==============  ==============

       NET INCOME                                                       $4,131,059      $2,954,330      $3,297,697
                                                                     ==============  ==============  ==============

       BASIC EARNINGS PER SHARE                                              $0.61           $0.44           $0.51
                                                                     ==============  ==============  ==============

       DILUTED EARNINGS PER SHARE                                            $0.59           $0.43           $0.48
                                                                     ==============  ==============  ==============

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Options to purchase 55,925 shares of common stock at prices ranging from $9.75 and $12.25 per share were outstanding as of December 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

Reclassifications -

      Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year presentation.

(4)   INCOME TAXES

      The income tax provisions for the years ended December 31, 1999, 1998 and 1997 consist of the following:

                                                                  Year Ended December 31
                                                      -----------------------------------------------
                                                           1999            1998            1997
                                                      ---------------- -------------- ---------------
Current
    Federal                                               $2,707,951    $2,071,854       $2,444,187
    State                                                    692,693       540,088          721,544
                                                      ---------------- -------------- ---------------
         Total current                                     3,400,644     2,611,942        3,165,731
                                                      ---------------- -------------- ---------------
Deferred
    Federal                                                 (405,959)     (280,806)        (598,785)
    State                                                    (64,104)      (85,193)        (154,412)
                                                      ---------------- -------------- ---------------
         Total deferred                                     (470,063)     (365,999)        (753,197)
                                                      ---------------- -------------- ---------------

Total provision for income taxes                          $2,930,581    $2,245,943       $2,412,534
                                                      ================ ============== ===============

      The reasons for the differences between the statutory and effective rates are as follows:

                                                                  Year Ended December 31
                                                        --------------------------------------------
                                                              1999            1998         1997
                                                        ---------------- ------------- -------------
Statutory federal income tax rate                                34.0%        34.0%        34.0%
State taxes, net of federal tax benefit                           5.4          5.8          6.6
Non-deductible expenses                                           1.6          1.7          1.3
Other                                                             0.5          1.7          0.3
                                                        ---------------- ------------- -------------
                                                                 41.5%        43.2%        42.2%
                                                        ================ ============= =============

      The net deferred tax asset is a result of the following temporary differences:

                                                                        Year Ended December 31
                                                              -------------------------------------------
                                                                  1999           1998          1997
                                                              -------------- ------------- --------------
Allowance for bad debts                                           $446,829       $407,533       $520,986
Accrued expenses                                                   372,737        555,085        329,765
Depreciation                                                     1,381,722        823,822        416,824
Compensation not currently recognized for tax reporting            117,428        131,347        215,103
International restructuring reserve                                     --             --         72,835
Amortization                                                      (268,671)        42,441         43,783
Inventory obsolescence reserve                                      49,475         84,500         87,692
Other                                                               (4,109)         8,259             --
                                                              -------------- ------------- --------------
                                                                $2,095,411     $2,052,987     $1,686,988
                                                              ============== ============= ==============

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)   LEASE OBLIGATIONS

      Included in property and equipment at December 31, 1999 and 1998 is laboratory and office equipment held under capitalized leases as follows:

                                                   1999          1998
                                                   ----          ----
    Property and equipment                        $303,325      $303,325
    Less - accumulated depreciation               (223,867)     (184,156)
                                               ------------- -------------
                                                  $ 79,458      $119,169
                                               ============= =============

      The future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments at December 31, 1999 are:

                                                        Capital    Operating
                                                         Leases      Leases
                                                         ------      ------
    2000                                                  $36,206  $1,809,450
    2001                                                   34,440   1,740,017
    2002                                                   15,755   1,494,236
    2003                                                       --     574,465
    2004                                                       --      48,902
                                                       ----------- -----------
    Minimum lease payments                                 86,401   5,092,997
    Less - amount representing interest                     8,054          --
                                                       ----------- -----------
    Present value of total minimum lease payments         $78,347  $5,092,997
                                                       =========== ===========

      Total rental expense relating to operating leases for the years ended December 31, 1999, 1998, and 1997 was $1,560,754, $1,117,967 and $997,869,
respectively.

      The Company leases office and laboratory space at two facilities in Stratford, Connecticut. The leases expire in May 2003 and contain options to renew for up to three years. The annual rent on these leases will be increased by a pro rata portion of the increase in real estate taxes and the increase in common area maintenance. The Company also leases an office in Stamford, Connecticut and a record storage facility in Stratford, Connecticut. The Stamford lease expires in November 2000 with an option to renew for up to three years. The record storage facility lease expires in May 2004 with no renewal option.

      The Company also leases three regional sales offices located in North Carolina, Texas and Illinois. The terms of the leases expire in 2000 with options to renew for up to one year.

      The Company executed a lease for a laboratory facility in Wilmington, Ohio with a five-year term commencing April 1, 1996 and a renewal option for five additional terms of three years each.

      In connection with the acquisition of PRL (see Note 2), the Company entered into a lease for an office and laboratory facility in Tampa, Florida for a five-year term commencing January 31, 1998 with an option to renew for an additional five-year period. In addition, the Company assumed leases for four branch offices in Florida with remaining terms of up to two years and renewal options for up to three years.

      In connection with the acquisition of Kyto Meridian Diagnostics (see Note
2), the Company entered into leases for office and laboratory facilities in New City, New York and Woodbury, New York. The leases expire in April 2002 and March 2003, respectively. The New City facility contains an option to renew the lease for one year. The Woodbury facility contains no renewal options.

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)   LONG-TERM NOTE PAYABLE

      In April 1999, the Company borrowed $6 million under its $15 million line of credit. The loan bears interest at a rate per annum equal to LIBOR plus 0.75%
- 1.50%. The interest rate as of December 31, 1999 was 6.88%. Interest is payable monthly and the principal is due and payable in full by January 15, 2001. The loan agreement contains various provisions including those related to financial covenants relating to current ratio, net worth, EBITDA ratio, funded debt, EBITDA, interest coverage ratio, debt service coverage ratio, fixed assets, limitation on debt and limits on loans and advances. As of December 31, 1999, the Company is in compliance with all of its financial covenants relating to this note.

(7)    STOCK-BASED COMPENSATION PLANS

       In June 1991, the Company adopted the 1991 Stock Incentive Plan which provides for up to 400,000 shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), to be reserved for potential future issuance of stock options or awards. This plan is the successor to the Company's previous plan which expired. As of December 31, 1999, 18,593 shares of Common Stock are available under the 1991 Stock Incentive Plan for future issuance. The majority of the options vest 40% in the second year after grant and 20% each year thereafter and expire ten years from the original grant date.

       In October 1996, the Company's shareholders approved the Company's adoption of the 1996 Stock Incentive Plan, which provides for up to 700,000 shares of Common Stock to be reserved for potential future issuance of stock options or awards. This plan is the successor to the 1991 Stock Incentive Plan for which only a limited number of shares of Common Stock remain available for grants. As of December 31, 1999, 49,419 shares of Common Stock are available under the 1996 Stock Incentive Plan. The majority of options issued to officers and key employees of the Company vest at a rate of 40% in the second year after grant and 20% per year thereafter or 40% in the third year after grant and 20% per year thereafter and expire ten years from the original date of grant. The majority of options issued to directors vest at a rate of 10% per quarter and expire ten years from the original date of grant.

       In October 1999, the Company's shareholders approved the Company's adoption of the 1999 Stock Incentive Plan, which provides for up to 300,000 shares of Common Stock to be reserved for potential future issuance of stock options or awards. This plan is the successor to the 1996 Stock Incentive Plan for which only a limited number of shares of Common Stock remain available for grants. As of December 31, 1999, 282,000 shares of Common Stock are available under the 1999 Stock Incentive Plan. The majority of options issued to officers and key employees of the Company vest at a rate of 40% in the second year after grant and 20% per year thereafter and expire ten years from the original date of grant. The majority of options issued to directors vest at a rate of 10% per quarter and expire ten years from the original date of grant.

      The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with the Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                               1999         1998         1997
                                               ----         ----         ----
Net Income:                  As Reported    $4,131,000   $2,954,000   $3,298,000
                             Pro Forma      $3,467,000   $2,300,000   $2,704,000
Basic earnings per share:    As Reported       $.61         $.44         $.51
                             Pro Forma         $.51         $.34         $.42
Diluted earnings per share:  As Reported       $.59         $.43         $.48
                             Pro Forma         $.49         $.33         $.40

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      For purposes of the pro forma information above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, repectively: risk-free interest rates of 5.88%, 5.38% and 6.52%, respectively; expected volatility of 67%, 71% and 74%, respectively; and expected lives of 4.3 years for 1999 and 8.6 years for 1998 and 1997. A summary of the status of the Company's three fixed stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                         1999                      1998                       1997
                                                       Weighted                  Weighted                   Weighted
                                                       Average                    Average                    Average
                                           1999        Exercise       1998       Exercise        1997       Exercise
Fixed Options                             Shares        Price        Shares        Price        Shares        Price
-------------                             ------        -----        ------        -----        ------        -----
Outstanding at beginning of  year          884,454      $7.28        781,458       $7.24         597,676      $6.00
Granted                                     90,085       8.98        265,060       7.13           338,351     8.61
Exercised                                  (93,014)      7.63        (43,584)      4.99          (51,764)     4.81
Forfeited / canceled                      (100,000)      7.46       (118,480)      7.53         (102,805)     5.65
                                        ------------               -----------                ------------
Outstanding at end of year                 781,525       7.37        884,454       7.28          781,458      7.24
                                        ------------               -----------                ------------
Options exercisable at year-end            284,718       6.94        203,993       6.67          152,218      6.24
Weighted-average fair value of
   options granted                         $5.17                     $5.43                       $6.82

      The table below contains information with respect to the 781,525 options outstanding for the Company's 1991, 1996 and 1999 Stock Incentive Plan as of December 31, 1999:

                                 Exercise Price                                          Exercisable Options
                      --------------------------------------                    --------------------------------------
      Options                                 Weighted           Remaining                          Weighted Average
    Outstanding             Range             Average        Contractual Life        Options         Exercise Price
    -----------             -----             -------        ----------------        -------         --------------
      119,860           $4.13 - $6.00          $4.97                4.9                     99,360        $4.88
      604,088           $6.01 - $9.00          $7.58                8.0                    168,362        $7.82
       57,577          $9.01 - $10.88          $10.14               7.5                     16,996       $10.28

      In addition to the disclosures above related to options granted under the Company's 1991, 1996 and 1999 Stock Incentive Plans, the disclosure that follows relates to options granted pursuant to employment agreements or otherwise not under such plans.

      In August 1999, the Company adopted a new Employee Stock Purchase Plan (the "ESPP" or "Plan") as described in Section 423 of the Internal Revenue Code. The Company has reserved a maximum of 300,000 shares of Common Stock to be sold to employees under the Employee Stock Purchase Plan. No more than 100,000 shares of Common Stock will be available for purchase under the Plan in any calendar year and no participating employee may purchase more than 500 shares of Common Stock in any calendar quarter, which is referred to in the Plan as an "Offering Period". The first Offering Period will commence on January 1, 2000. The purchase price for these shares will be 85% of the fair market value of a share of Common Stock on the last day of each Offering Period, which is referred to in the Plan as the "Exercise Date".

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)   RELATED PARTIES

      The Company pays a stockholder, who is also Chairman Emeritus, and who was a director until January 1995, a royalty of 6% of revenue on sales of certain technology covered by a license agreement. In addition, the Company provides this stockholder with certain insurance benefits, the use of an automobile and the reimbursement of expenses incident to his performance as a consultant to the Company. The Company paid licensing and royalty fees to this stockholder of approximately $30,000, $27,000 and $42,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

      In 1995, the Company entered into a three-year research and development agreement with Brigham & Women's Hospital, Inc. The agreement required the Company to make quarterly payments of $30,000 in exchange for an option to obtain rights in certain existing inventions as well as inventions developed during the course of the research in the areas of cancer detection and diagnosis. The research was to be conducted by a director of the Company. The Company paid $8,000 and $60,000 under this agreement in 1998 and 1997, respectively. The Company terminated this agreement effective as of June 30, 1997 and has made all required payments.

      Pursuant to his employment agreement, the President of the Company received a loan in 1996 totaling $150,000 which bears interest at 5.9%, payable annually, and is repayable upon termination of his employment with the Company. In addition, pursuant to the terms of such agreement the loan principal is being forgiven at a rate of $2,500 per month over the period January 1998 through December 2002 if the President continues to be employed by the Company. Pursuant to the terms of such agreement, the current outstanding balance on the loan was $90,000 on December 31, 1999.

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

      The President of the Company is a co-founder and board member of Medical Logistics Inc., a company that provides logistics for a variety of healthcare providers. The Company began using Medical Logistics Inc. in the fourth quarter of 1999 for a limited number of logistic routes in Massachusetts. The Company paid approximately $11,000 in 1999 to Medical Logistics Inc.

      In December 1999, the Company modified an existing loan agreement with an officer of the Company for approximately $55,000, bearing interest at 8.25% per annum through December 31, 1999. The loan is payable at a rate of $1,000 per month, commencing January 1, 2000, with the remaining outstanding balance due in full no later than December 31, 2002 or upon termination of employment with the Company.

(9)   COMMITMENTS AND CONTINGENCIES

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

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(10)  EMPLOYEE BENEFIT PLAN

      The Company has established a 401(k) employee benefit plan pursuant to which participants receive certain benefits upon retirement, death or termination of employment. The Company approved a new 401(k) plan, effective February 1, 2000, which increases the Company match from 20% of the contributions made by employees up to 1% of their total annual salary (subject to tax code limits) to 50% of the contributions made by employees up to 3% of their total annual salary (subject to tax code limits). The Company contributed approximately $200,000, $132,000 and $105,000 to the plan during 1999, 1998 and 1997, respectively. The Company offers no other post-retirement benefits or post-employment benefits to its employees.

(11)  RIGHTS AGREEMENT

      On April 29, 1994, the Company's Board of Directors declared a dividend distribution of one right for each outstanding share of Common Stock, par value $.01 per share, of the Company to stockholders of record on May 10, 1994. Each right entitles the registered holder to purchase from the Company a unit ("Unit") consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company, at a price of $20 per Unit, subject to adjustment, upon change of control in the Company, as defined in the rights agreement.

(12)  SEVERANCE COSTS

      The Company recorded charges of approximately $212,000 and $324,000 during 1998 and 1997, respectively, for severance costs as a result of streamlining its operations and of the resignation of certain officers of the Company. There were no similar charges incurred or recorded in 1999.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To DIANON Systems, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of DIANON Systems, Inc. and subsidiary companies included in this Form 10-K and have issued our report thereon dated February 22, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                         ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 22, 2000

                              DIANON SYSTEMS, INC.
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                          Balance at
                                                         Beginning of     Provision for      Charges to     Balance at End
                                                             Year           Allowance        Allowance          of Year
                                                       ----------------- ---------------- ----------------- ----------------

For the year ended December 31, 1997:
    Allowance for bad debts                                 $1,056,920         $300,294         $  65,119       $1,292,095
    International restructuring reserve                        155,475               --           135,404           20,071

For the year ended December 31, 1998:
    Allowance for bad debts (a)                              1,292,095           75,000           334,036        1,033,059
    International restructuring reserve                         20,071               --            20,071               --

For the year ended December 31, 1999:
    Allowance for bad debts (b)                              1,033,059           50,000            72,793        1,010,266

(a) The bad debt provision of $75,000 for the year ended December 31, 1998 represents a purchase accounting adjustment related to the acquisition of PRL, rather than a charge to expense.

(b) The bad debt provision of $50,000 for the year ended December 31, 1999 represents a purchase accounting adjustment related to the acquisition of KMD, rather than a charge to expense.

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

10.36  Form of standard Stock Option Grant for outside directors.**

10.37 Amendment to Warrant Certificate No. W-1 dated as of October 2, 1996 between the Registrant and G. S. Beckwith Gilbert.

10.38 Severance Agreement dated February 27, 1997 by the Registrant and Richard A. Sandberg.**

10.39  Amendment dated April 30, 1997 by the Registrant and Richard A.
       Sandberg.**

 Exhibit
 Document
   No.                                   Reference
   ---                                   ---------

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

10.42 Non-Compete Agreement dated September 3, 1997 by the Registrant and Vernon L. Wells.**

10.43 Severance Agreement dated September 15, 1997 by the Registrant and Robert C. Verfurth.**

10.44 Consulting and Proprietary Information and Inventions Agreement dated October 1, 1997 by the Registrant and Jeffrey L. Sklar, M.D., Ph.D.

10.45 Severance Agreement dated January 27, 1998 by the Registrant and Vernon L. Wells.**

10.46 Asset Purchase Agreement dated as of April 7, 1999 among DIANON Systems, Inc., Kyto Meridien Diagnostics, L.L.C., Kyto Diagnostics, L.P., Meridian Diagnostics Labs, Inc., A. Bruce Shapiro and Ralph M. Richart, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

10.47 Registration Rights Agreement dated as of May 1, 1999 between DIANON Systems Inc. and Kyto Meridien Diagnostics, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5,
       1999).

10.48 Consulting Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and A. Bruce Shapiro (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

10.49 Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Ralph Mr. Richart, M.D. (incorporated by reference to
       Exhibit 10.4 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

10.50 Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Beth Phillips (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

10.51 Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Dana Shapiro (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

10.52  Amendment Agreement date December 23, 1999 by and among DIANON    E-1-E10
       Systems, Inc. and A. Bruce Shapiro, Ralph M. Richart, Dana
       Shapiro, Kyto Meridien Diagnostics, L.L.C., Kyto Diagnostics
       L.P. and Meridien Diagnostics Labs, Inc. (filed herewith).

11.1   Statement re: computation of per share earnings. *

21.1 List of Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Registrant's Registration Statement No. 33-41226).

23.1   Consent of Arthur Andersen LLP (filed herewith).                  E-11

27.1   Financial Data Schedule. (filed herewith)                         E-12

99.1 Press Release (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

99.2 KMD financial statements for the year ending December 31, 1998 (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

--------------

      *     Not applicable or contained elsewhere herein.

      ** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.