Form 10-Q
period 2000-03-31
DIANON SYSTEMS INC
filed 2000-04-24
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

                                                           Yes X        No
                                                              ---         ---


The number of shares of registrant's Common Stock, $.01 par value, outstanding on April 21, 2000 was 7,145,098 shares.

                             DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX

Part I FINANCIAL INFORMATION                                         PAGE NO.
----------------------------                                         --------

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets as of March 31, 2000
         and December 31, 1999.                                         3

         Income Statements for the three months
         ended March 31, 2000 and 1999.                                 4

         Statements of Stockholders' Equity for the three months
         ended March 31, 2000 and 1999.                                 5

         Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999.                                 6

         Notes to Financial Statements.                                 7-8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9-11

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                              12


Part II  OTHER INFORMATION
--------------------------

Item 6.  EXHIBITS AND REPORTS ON  FORM 8-K                              13

Signatures                                                              14

                                DIANON SYSTEMS, INC.
                                   BALANCE SHEETS

                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2000              1999
                                                                              ------------      ------------
                   ASSETS                                                      (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                               $ 10,280,855      $  9,761,047
      Accounts receivable, net of allowances of $1,106,596 and
        $1,010,266, respectively                                                20,568,974        19,477,904
      Prepaid expenses and employee advances                                       937,684         1,074,877
      Inventory                                                                  1,285,420           911,473
      Deferred income tax asset                                                    773,909           986,471
                                                                              ------------      ------------
        Total current assets                                                    33,846,842        32,211,772
                                                                              ------------      ------------
PROPERTY AND EQUIPMENT, at cost
      Laboratory and office equipment                                           12,444,985        12,142,415
      Leasehold improvements                                                     4,785,766         4,648,703
        Less - accumulated depreciation and amortization                       (12,173,675)      (11,433,539)
                                                                              ------------      ------------
                                                                                 5,057,076         5,357,578
                                                                              ------------      ------------
INTANGIBLE ASSETS, net of accumulated amortization of
        $4,054,921 and $3,852,204 respectively                                  12,651,563        12,854,280
DEFERRED INCOME TAX ASSET                                                        1,445,167         1,422,723
OTHER ASSETS                                                                       237,085           242,572
                                                                              ------------      ------------
        TOTAL ASSETS                                                          $ 53,237,733      $ 52,088,925
                                                                              ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                        $  1,693,122      $  1,642,065
      Accrued employee compensation                                                735,733         1,103,903
      Accrued income taxes payable                                                 963,256           751,056
      Current portion of capitalized lease obligations                              29,964            31,109
      Other accrued expenses                                                     3,596,509         3,434,209
                                                                              ------------      ------------
        Total current liabilities                                                7,018,584         6,962,342
                                                                              ------------      ------------
LONG-TERM LIABILITIES:
      Long-term note payable                                                     5,500,000         6,000,000
      Long-term deferred tax liability                                             210,625           313,783
      Long-term portion of capitalized lease obligations                            39,522            47,238
                                                                              ------------      ------------
        Total Liabilities                                                       12,768,731        13,323,363
                                                                              ------------      ------------
STOCKHOLDERS' EQUITY:
      Common stock, par value $.01 per share, 20,000,000 shares
        authorized, 7,124,001 and 7,060,749 shares issued and
        outstanding at March 31, 2000 and December 31, 1999, respectively           71,240            70,608
      Additional paid-in capital                                                29,800,816        29,428,647
      Retained earnings                                                         11,088,370         9,828,769
      Common stock held in treasury, at cost -- 51,316 and 58,734
        shares at March 31, 2000 and December 31, 1999, respectively              (491,424)         (562,462)
                                                                              ------------      ------------
        Total stockholders' equity                                              40,469,002        38,765,562
                                                                              ------------      ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 53,237,733      $ 52,088,925
                                                                              ============      ============

                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                                INCOME STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 and 1999
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     2000            1999
                                                 -----------     -----------

Net revenues                                     $22,078,913     $15,856,721

Cost of sales                                     12,747,168       9,187,602
                                                 -----------     -----------

     GROSS PROFIT                                  9,331,745       6,669,119

Selling, general and administrative expenses       6,884,469       5,172,072

Amortization of intangible assets                    202,716          47,557

Research & development expenses                      171,810         118,727
                                                 -----------     -----------

     INCOME FROM OPERATIONS                        2,072,750       1,330,766

Interest income, net                                  44,227         161,274
                                                 -----------     -----------

    INCOME BEFORE PROVISION FOR
        INCOME  TAXES                              2,116,977       1,492,040

Provision for income taxes                           857,376         619,197
                                                 -----------     -----------

     NET INCOME                                  $ 1,259,601     $   872,843
                                                 ===========     ===========

     EARNINGS PER SHARE
           BASIC                                        $.18            $.13
           DILUTED                                      $.17            $.13

     WEIGHTED AVERAGE SHARES OUTSTANDING
           BASIC                                   7,040,376       6,533,757
           DILUTED                                 7,597,009       6,716,461


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                             DIANON SYSTEMS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                    Additional                     Common Stock
                                                Common Stock         Paid-In     Retained      Acquired for Treasury
                                            Shares       Amount      Capital     Earnings       Shares       Amount        Total
                                         -----------  -----------  -----------  -----------  -----------  -----------  ------------
BALANCE, December 31, 1998                 6,808,729      $68,088  $27,398,120   $5,697,710     (222,019) ($1,780,854) $31,383,064
      Employee stock purchase plan                --           --       (2,332)          --          646        5,213        2,881
      Stock grants                             1,155           11        9,951           --           --           --        9,962
      Common stock acquired for treasury          --           --           --           --      (54,000)    (436,951)    (436,951)
      Retired shares                         (50,000)        (500)    (393,250)          --       50,000      393,750           --
      Net income                                  --           --           --      872,843           --           --      872,843
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, March 31, 1999                    6,759,884      $67,599  $27,012,489   $6,570,553     (225,373) ($1,818,842) $31,831,799
                                         ===========  ===========  ===========  ===========  ===========  ===========  ===========


BALANCE, December 31, 1999                 7,060,749      $70,608  $29,428,647   $9,828,769      (58,734)   ($562,462) $38,765,562
      Stock options exercised                 62,507          625      399,293           --           --           --      399,918
      Employee stock purchase plan                --           --      (37,081)          --        7,418       71,038       33,957
      Stock grants                               745            7        9,957           --           --           --        9,964
      Net income                                  --           --           --    1,259,601           --           --    1,259,601
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, March 31, 2000                    7,124,001      $71,240  $29,800,816  $11,088,370      (51,316)   ($491,424) $40,469,002
                                         ===========  ===========  ===========  ===========  ===========  ===========  ===========


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                    MARCH 31,
                                                                             2000              1999
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $  1,259,601      $    872,843
Adjustments to reconcile net income to net
    cash provided by operations -
     Non-cash charges
         Depreciation and amortization                                        942,852           692,390
         Provision for bad debts                                              200,000                --
         Stock compensation expense                                             9,964             9,962
Changes in other current assets and liabilities
     (Decrease) increase in accounts payable and accrued liabilities          (45,771)        1,452,443
     (Increase) decrease in accounts receivable                            (1,291,070)          253,998
     Decrease (increase) in prepaid expenses and employee advances             76,226           (17,934)
     (Increase) decrease in inventory                                        (373,947)          104,406
     Decrease (increase) in other assets                                      256,572          (188,500)
                                                                         ------------      ------------
                   Net cash provided by operating activities                1,034,427         3,179,608
                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    (439,633)         (397,571)
                                                                         ------------      ------------
                   Net cash used in investing activities                     (439,633)         (397,571)
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of note payable                                              (500,000)               --
     Repayments of capitalized lease obligations                               (8,861)           (2,285)
     Purchase of common stock acquired for treasury                                --          (436,951)
     Employee stock purchase plan                                              33,957             2,881
     Stock options exercised                                                  399,918                --
                                                                         ------------      ------------
                 Net cash used in financing activities                        (74,986)         (436,355)
                                                                         ------------      ------------


                 Net increase in cash and cash equivalents                    519,808         2,345,682

CASH AND CASH EQUIVALENTS, beginning of period                              9,761,047        12,126,076
                                                                         ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                 $ 10,280,855      $ 14,471,758
                                                                         ============      ============

Supplemental cash flow disclosures:
     Cash paid during the period:
         Interest                                                        $    107,727      $      7,735
         Income Taxes                                                         557,171           311,350


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                             DIANON SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. The Company - The consolidated financial statements as of and for the three months ended March 31, 2000 and 1999 have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 1999, previously filed on Form 10-K with the Securities and Exchange Commission (the "Annual Report").

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

2. Acquisitions - Effective May 1, 1999, the Company acquired substantially all the assets of an outpatient OB/GYN laboratory with locations in Woodbury and New City, New York ("Kyto Meridien Diagnostics, L.L.C." or "KMD"). The acquisition price was approximately $13.0 million and was financed through a combination of available cash and drawdowns of the Company's credit line, as well as through the issuance of Common Stock. The purchase price was primarily allocated to customer lists ($7.5 million), goodwill ($5.6 million), lab and office equipment ($400,000), and client receivables ($400,000), partially offset by accrued liabilities ($930,000). The acquisition has been accounted for pursuant to the purchase method of accounting.

   Pro forma net revenue for the three months ended March 31, 1999, adjusted as if the acquisition of KMD had occurred January 1, 1999 approximates $18.6 million. Pro forma net income and earnings per share would not differ materially from reported amounts.

                             DIANON SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

3. Earnings per share - Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the first quarter 2000 and 1999.

                                                           FIRST QUARTER   FIRST QUARTER
                                                                2000            1999
                                                           -------------   -------------
   BASIC EARNING PER SHARE:
   Weighted-average number of common shares outstanding        7,040,376       6,533,757

   DILUTIVE EFFECT OF:
   Stock options                                                 556,633         182,704
                                                           -------------   -------------

   DILUTED EARNINGS PER SHARE:
   Weighted-average number of common shares outstanding        7,597,009       6,716,461
                                                           =============   =============

   NET INCOME                                                 $1,259,601        $872,843
                                                           =============   =============

   BASIC EARNINGS PER SHARE                                        $0.18           $0.13
                                                           =============   =============

   DILUTED EARNINGS PER SHARE                                      $0.17           $0.13
                                                           =============   =============

   Options to purchase 1,000 shares of common stock at $18.75 per share were outstanding as of March 31, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

   Options to purchase 297,456 shares of common stock at prices ranging from $8.125 to $12.25 per share were outstanding as of March 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months ended March 31, 2000 ("First Quarter 2000") to the three months ended March 31, 1999 ("First Quarter 1999").

The Company's results of operations in the First Quarter 2000 reflect favorable volume and mix increases in certain product lines, continued reductions in selling, general, administrative and other operating expenses, as a percentage of sales, and the acquisition of Kyto Meridien Diagnostics, L.L.C. ("KMD") in May 1999.

RESULTS OF OPERATIONS
---------------------

   o  NET REVENUES

Net revenues increased 39% to $22.1 million in the First Quarter 2000 from $15.9 million in the First Quarter 1999. This increase reflects the acquisition of KMD in May of 1999, volume increases in certain product lines, the successful negotiation and introduction in 1999 of several capitated contracts, and the effects of an increase in Medicare reimbursement for certain of the Company's tests.

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

The President's fiscal year 2001 budget proposes to limit the Medicare laboratory fee schedule update to the Consumer Price Index minus 1%. The budget proposal also would reduce lab payments by 30% for four specific lab tests which the Administration claims Medicare pays significantly more for than the private sector. The four tests include two tests that are performed by the Company: prostate-specific antigen and bacterial urine culture. If adopted, this reduction in payments could have an adverse impact on the Company's revenues. In addition, as in past years, the President's budget proposes to reinstate a 20% beneficiary co-payment on Medicare lab tests. It is uncertain whether any or all of the President's proposals regarding laboratory services will be included in the final budget negotiated with Congress.

Beginning in 1998, Medicare began covering screening pap smears for certain Medicare beneficiaries, and the Balanced Budget Refinement Act of 1999 ("BBRA") required the Secretary of Health and Human Services ("HHS") to establish a national minimum payment amount equal to $14.60 for diagnostic or screening pap smear laboratory tests furnished on or after January 1, 2000. Previously, the national payment cap for a pap smear was approximately $7.15. The BBRA also encouraged the Health Care Financing Administration ("HCFA") to institute an appropriate increase in the payment rate for new cervical cancer screening technologies that have been approved by the FDA as significantly more effective than a conventional pap smear, such as the technologies used by the Company. The addition of Medicare coverage for these tests and higher reimbursement for certain types of these tests have provided additional revenues for the Company.

With respect to the Company's anatomic pathology services, which are not reimbursed under the Medicare laboratory fee schedules, Medicare reimbursement amounts also generally declined with the implementation of the resource-based relative value scale ("RBRVS") system which went into effect in 1992 and was fully phased in by the end of 1996.

Beginning with the Medicare physician fee schedule regulation that became effective on January 1, 1999, HCFA recalculated physician practice expenses, a key component of the RBRVS, to reflect resource consumption rather than historical charge data. While the actual impact of this change, when fully implemented, on the pathology revenues of any specific laboratory, including the Company, will depend on the mix of pathology services furnished, HCFA had estimated that the new system would decrease the Medicare revenue for pathologists 13% once it was fully phased in at the end of 2002. However, in the physician fee schedule regulation published on November 2, 1999, and effective January 1, 2000, HCFA increased the conversion factor used to calculate physician payments by approximately 5.5% and made several changes in the payment methodology for physician services, including a modification specific to pathology that had a positive impact. As a result of these changes, HCFA now estimates the impact of the practice expense recalculation will ultimately result in only a 6% decrease for pathology services. In addition, other revisions to payment policies under the physician fee schedule for the year 2000 resulted in increases in the RBRVS fee schedule payment amounts for the pathology codes for some of the most common tests historically performed by the Company.

HCFA also has announced that effective January 1, 2001, independent labs may no longer bill Medicare or the patient for the technical component ("TC") of physician pathology services furnished to Medicare beneficiaries who are hospital inpatients. Independent labs would still be able to bill and be paid for the TC of physician pathology services provided to beneficiaries who are in non-hospital settings, but for the TC of services provided to a hospital inpatient, the independent lab will have to make arrangements with the hospital in order to receive payment. Starting July 1, 2000, under new rules for hospital outpatient reimbursement (see following paragraph), independent labs also likely will be limited to billing the hospital for the TC of any pathology services furnished to hospital outpatients.

The Balanced Budget Act of 1997 ("BBA") contains measures to establish market-oriented purchasing for Medicare, including prospective payment systems ("PPS") for hospital outpatient services, home health care, and nursing home care. Of these systems, only the skilled nursing facility ("SNF") PPS has been implemented, and since the Company does only minimal clinical laboratory testing for SNF patients, this change is not expected to materially affect the Company's business. On April 7, 2000, HCFA published a final rule to implement the hospital outpatient PPS. This rule, which will be effective July 1, 2000, would segregate clinical laboratory and physician services from the hospital outpatient PPS rates, but would include the technical component of surgical pathology services in the rate.

The Company's Form 10-K for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission, contains additional information regarding the complex area of reimbursement.

   o  COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics and depreciation expense, increased to $12.7 million in the First Quarter 2000 from $9.2 million in the First Quarter 1999. As a percentage of revenues, cost of sales was 58% for both the First Quarter 2000 and the First Quarter 1999.

For the First Quarters 2000 and 1999, while percentages were similar, salaries and wages increased to $6.0 million in 2000 from $3.7 million in 1999, primarily reflecting the acquisition of KMD. Overhead expenses (including building rent, utilities, and depreciation) increased to $3.1 million in 2000 from $2.8 million in 1999. Logistics expenses increased to $1.7 million from $1.4 million in 2000 and 1999, respectively and lab supplies increased to $2.0 million from $1.3 million for the corresponding periods.

   o  GROSS PROFIT

Gross profit totaled $9.3 million in First Quarter 2000 versus $6.7 million in First Quarter 1999, reflecting a gross profit margin of 42% for both the First Quarter 2000 and the First Quarter 1999.

   o  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the First Quarters 2000 and 1999, selling, general and administrative expenses increased to $6.9 million in 2000 from $5.2 million in 1999. While absolute expenses increased, they decreased as a percentage of sales to 31% in the First Quarter 2000 from 33% in the First Quarter 1999.

The expense increases were primarily due to higher commissions associated with obtaining new sales; and from increased risk management, medical and other insurance costs due to the acquisition of additional facilities and employees.

   o  AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased to $203,000 in the First Quarter 2000 from $48,000 in the First Quarter 1999. This increase was associated with the acquisition of KMD.

   o  RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $172,000 in the First Quarter 2000 from $119,000 in the First Quarter 1999. This increase is primarily the result of the development of the Carepath program, a disease management information service for patients, physicians and managed care organizations.

   o  INCOME FROM OPERATIONS

Income from operations increased to $2.1 million in the First Quarter 2000 from $1.3 million in the First Quarter 1999. The increase in operating income reflects the increase in sales.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first quarter 2000 and 1999 are as follows:

                                          First Quarter      First Quarter
                                              2000               1999
                                          -------------      -------------

         EBITDA                              3,015,601         2,023,155
         EBITDA as a percentage of sales         13.7%             12.8%

   o  NET INTEREST INCOME

Net interest income decreased to $44,000 in the First Quarter 2000 from $161,000 in the First Quarter 1999, due to lower income received on less cash invested, and the interest expense related to borrowings drawn from the Company's line of credit which began in April 1999.

   o  PROVISION FOR INCOME TAXES

The provision for income taxes reflects a 40.5% and 41.5% effective tax rate in First Quarter 2000 and First Quarter 1999, respectively, totaling $857,000 and $619,000, respectively. The lower effective tax rate is due primarily to state rate changes.

   o  NET INCOME

For the first quarters 2000 and 1999, net income increased 44% to $1.3 million in 2000 from $873,000 in 1999. Basic earnings per share increased to $0.18 per share in 2000 from $0.13 per share in 1999, while diluted earnings per share increased to $0.17 per share in 2000 from $0.13 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2000, the Company had total cash and cash equivalents of $10.3 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. Working capital was $26.8 million and $25.2 million as of March 31, 2000 and December 31, 1999, respectively, and the current ratios were 4.8:1 and 4.6:1, respectively.

Accounts receivable totaled $20.6 million as of March 31, 2000 representing approximately 84 days of sales outstanding, compared to $19.5 million or 86 days as of December 31, 1999.

Capital expenditures for the first quarter 2000 and 1999 totaled $440,000 and $398,000, respectively.

Effective February 17, 1998, the Company entered into a three-year, $15 million line of credit agreement with a bank.

The agreement includes various provisions regarding borrowings under the facility, including those related to financial covenants. As of March 31, 2000, $5.5 million had been drawn down against this line for the acquisition of KMD.

The Company's Board of Directors authorized the repurchase of approximately 1.7 million shares of the Company's Common Stock, on the open market or in private transaction. Total expenditures for share repurchases is limited to $12.0 million. The remaining authorized repurchases as of March 31, 2000 is approximately 1.4 million shares and $9.2 million in total expenditures.

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

(27.1)     Financial Data Schedule (filed herewith).

           (b) Reports:

           No reports on Form 8-K were filed during the First Quarter 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DIANON Systems, Inc.


                                          /s/ KEVIN C. JOHNSON
                        April 24, 2000    --------------------------------------
                                          By: Kevin C. Johnson
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                          /s/ DAVID R. SCHREIBER
                        April 24, 2000    --------------------------------------
                                          By: David R. Schreiber
                                              Senior Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)