Form 10-Q
period 2000-06-30
DIANON SYSTEMS INC
filed 2000-08-14
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

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

                                                           Yes X        No
                                                              ---


The number of shares of registrant's Common Stock, $.01 par value, outstanding on August 1, 2000 was 7,152,030 shares.

                              DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES

                                      INDEX

Part I FINANCIAL INFORMATION                              PAGE NO.
----------------------------                              --------

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets as of June 30, 2000
         and December 31, 1999.                               3

         Income Statements for the three month and
         six month periods ended June 30, 2000 and 1999.      4

         Statements of Stockholders' Equity for the six
         months ended June 30, 2000 and 1999.                 5

         Statements of Cash Flows for the six months
         ended June 30, 2000 and 1999.                        6

         Notes to Financial Statements.                       7-8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS        9-13

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                    13


Part II  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON  FORM 8-K                    14

Signatures                                                    15

                              DIANON SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                  JUNE 30,             DECEMBER 31,
                                                                                    2000                  1999
                                                                             -------------------    ---------------
                   ASSETS                                                        (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                                      $11,102,430        $ 9,761,047
      Accounts receivable, net of allowances of $1,106,596 and
        $1,010,266, respectively                                                      20,899,352         19,477,904
      Prepaid expenses and employee advances                                             843,178          1,074,877
      Inventory                                                                        1,454,150            911,473
      Deferred income tax asset                                                          751,352            986,471
                                                                             -------------------    ---------------
        Total current assets                                                          35,050,462         32,211,772
                                                                             -------------------    ---------------
PROPERTY AND EQUIPMENT, at cost
      Laboratory and office equipment                                                 13,530,242         12,142,415
      Leasehold improvements                                                           4,995,790          4,648,702
         Less - accumulated depreciation and amortization                            (12,975,073)       (11,433,539)
                                                                             --------------------   ---------------
                                                                                       5,550,959          5,357,578
                                                                             --------------------   ---------------
INTANGIBLE ASSETS, net of accumulated amortization of
        $4,252,860 and $3,852,204 respectively                                        12,453,623         12,854,280
DEFERRED INCOME TAX ASSET                                                              1,571,019          1,422,723
OTHER ASSETS                                                                             236,539            242,572
                                                                             --------------------   ---------------
        TOTAL ASSETS                                                                 $54,862,602        $52,088,925
                                                                             ====================   ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                               $ 1,971,799        $ 1,642,065
      Accrued employee compensation                                                    2,078,074          1,103,903
      Accrued income taxes payable                                                       140,813            751,056
      Current portion of capitalized lease obligatioins                                   30,567             31,109
      Other accrued expenses                                                           3,343,750          3,434,209
                                                                             --------------------   ---------------
        Total current liabilities                                                      7,565,003          6,962,342
                                                                             --------------------  ---------------
LONG-TERM LIABILITIES:
      Long-term note payable                                                           4,500,000          6,000,000
      Long-term deferred tax liability                                                   240,309            313,783
      Long-term portion of capitalized lease obligations                                  31,650              47,23
                                                                             --------------------  ---------------
        Total Liabilities                                                             12,336,962         13,323,363
                                                                             --------------------  ---------------
STOCKHOLDERS' EQUITY:
      Common stock, par value $.01 per share, 20,000,000 shares
        authorized, 7,190,455 and 7,060,749 shares issued and
         outstanding at June 30, 2000 and December 31, 1999, respectively                 71,905             70,608
      Additional paid-in capital                                                      30,279,125         29,428,647
      Retained earnings                                                               12,664,617          9,828,769
      Common stock held in treasury, at cost - 51,168 and 58,734
         shares at June 30, 2000 and December 31, 1999, respectively                    (490,007)          (562,462)
                                                                             --------------------   ---------------
         Total stockholders' equity                                                   42,525,640         38,765,562
                                                                             --------------------   ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $54,862,602        $52,088,925
                                                                             ====================   ===============

                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                                INCOME STATEMENTS
                 FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                             JUNE 30, 2000 and 1999
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                         2000             1999            2000            1999
                                                    ---------------- ---------------- -------------- ----------------

Net revenues                                            $24,426,166      $19,053,229    $46,505,079      $34,909,950

Cost of goods                                            13,832,504       10,896,372     26,579,672       20,083,974
                                                    ---------------- ---------------- -------------- ----------------
     GROSS PROFIT                                        10,593,662        8,156,857     19,925,407       14,825,976

Selling, general and administrative expenses              7,545,939        6,321,954     14,430,408       11,494,026

Amortization of intangible assets                           197,939          171,377        400,655          218,934

Research and development expenses                           271,028          109,502        442,838          228,226
                                                    ---------------- ---------------- -------------- ----------------

     INCOME FROM OPERATIONS                               2,578,756        1,554,024      4,651,506        2,884,790

Interest income, net                                         70,398           66,726        114,625          228,000
                                                    ---------------- ---------------- -------------- ----------------

    INCOME BEFORE PROVISION FOR
        INCOME  TAXES                                     2,649,154        1,620,750      4,766,131        3,112,790

Provision for income taxes                                1,072,907          672,611      1,930,283        1,291,808
                                                    ---------------- ---------------- -------------- ----------------

     NET INCOME                                         $ 1,576,247       $  948,139    $ 2,835,848      $ 1,820,982
                                                    ================ ================ ============== ================

     EARNINGS PER SHARE
           BASIC                                               $.22             $.14           $.40             $.27
           DILUTED                                             $.20             $.14           $.37             $.27

     WEIGHTED AVERAGE SHARES OUTSTANDING
           BASIC                                          7,083,258        6,703,221      7,070,926        6,618,489
           DILUTED                                        7,701,026        6,960,567      7,660,361        6,838,514


        The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                         Additional
                                                    Common Stock          Paid-In          Retained
                                                Shares       Amount       Capital          Earnings
                                          ------------------------- ------------------- --------------
BALANCE, December 31, 1998                    6,808,729    $   68,088    $ 27,398,120    $  5,697,710
      Stock options exercised                     1,288            13           6,551            --
      Issuance of common stock                   79,981           800         700,516            --
      Employee stock purchase plan                 --            --            (3,550)           --
      Stock grants                                2,310            23          19,901            --
      Common stock acquired for treasury           --            --              --              --
      Retired shares                            (50,000)         (500)       (393,250)           --
      Net income                                   --            --              --         1,820,982
                                           ------------    ----------    ------------    ------------
BALANCE, June 30, 1999                        6,842,308    $   68,424    $ 27,728,288    $  7,518,692
                                           ============    ==========    ============    ============


BALANCE, December 31, 1999                    7,060,749    $   70,608    $ 29,428,647    $  9,828,769
      Stock options exercised                   128,481         1,285         866,478            --
      Employee stock purchase plan                 --            --           (35,912)           --
      Stock grants                                1,225            12          19,912            --
      Net income                                   --            --              --         2,835,848
                                           ------------    ----------    ------------    ------------
BALANCE, June 30, 2000                        7,190,455    $   71,905    $ 30,279,125    $ 12,664,617
                                           ============    ==========    ============    ============


                              DIANON SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

continued




                                                    Common Stock
                                                Acquired for Treasury
                                                     Shares Amount                  Total
                                          ---------------------------------- -----------------
BALANCE, December 31, 1998                     (222,019)   ($ 1,780,854)   $ 31,383,064
      Stock options exercised                      --              --             6,564
      Issuance of common stock                  222,019       1,780,854       2,482,170
      Employee stock purchase plan                  896           7,546           3,996
      Stock grants                                 --              --            19,924
      Common stock acquired for treasury        (85,500)       (724,092)       (724,092)
      Retired shares                             50,000         393,750            --
      Net income                                   --              --         1,820,982
                                           ------------    ------------    ------------
BALANCE, June 30, 1999                          (34,604)   ($   322,796)   $ 34,992,608
                                           ============    ============    ============


BALANCE, December 31, 1999                      (58,734)   ($   562,462)   $ 38,765,562
      Stock options exercised                      --              --           867,763
      Employee stock purchase plan                7,566          72,455          36,543
      Stock grants                                 --              --            19,924
      Net income                                   --              --         2,835,848
                                           ------------    ------------    ------------
BALANCE, June 30, 2000                          (51,168)   ($   490,007)   $ 42,525,640
                                           ============    ============    ============



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                              STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                     JUNE
                                                                             2000             1999
                                                                        --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $ 2,835,848     $ 1,820,982
Adjustments to reconcile net income to net
    cash provided by operations -
     Non-cash charges
         Depreciation and amortization                                       1,942,190       1,529,947
         Provision for bad debts                                               200,000            --
         Stock compensation expense                                             19,924          19,924
Changes in other current assets and liabilities
     (Increase) in accounts receivable                                      (1,621,448)     (1,629,233)
     Decrease (increase) in prepaid expenses and employee advances             170,732        (102,495)
     (Increase) in inventory                                                  (542,677)        (43,988)
     Decrease (increase) in other assets                                       153,823        (118,513)
      Increase in accounts payable and accrued liabilities                     529,729       1,277,479
                                                                        --------------   -----------
                   Net cash provided by operating activities                 3,688,121     2,754,103
                                                                        --------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of KMD assets, net                                                --    (11,274,457)
     Capital expenditures                                                   (1,734,914)     (934,084)
     Purchase of other intangibles                                                 --        (20,000)
     Proceeds from the sale of fixed assets                                        --          1,316
                                                                        --------------   -----------
                   Net cash used in investing activities                    (1,734,914)  (12,227,225)
                                                                        --------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayments) borrowings of note payable                                (1,500,000)    6,000,000
     Common stock acquired for treasury                                            --       (724,092)
     Issuance of common stock                                                      --         16,545
     Employee stock purchase plan                                               36,543         3,996
     Stock options exercised                                                   867,763         6,564
     Repayments of capitalized lease obligations                               (16,130)      (11,322)
                                                                        --------------   -----------
                 Net cash (used in) provided by financing activities          (611,824)    5,291,691
                                                                        --------------   -----------

                 Net increase (decrease) in cash and cash equivalents        1,341,383    (4,181,431)

CASH AND CASH EQUIVALENTS, beginning of period                               9,761,047    12,126,076
                                                                        --------------   -----------
CASH AND CASH EQUIVALENTS, end of period                                   $11,102,430   $ 7,944,645
                                                                        ==============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
         Interest                                                          $    208,495  $     75,917
         Income Taxes                                                         2,522,956     1,766,618

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Common Stock of $2,465,625 was issued in connection with the acquisition of KMD in 1999.





         The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. The Company - The consolidated financial statements as of and for the three months and six months ended June 30, 2000 and 1999 have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 1999, previously filed on Form 10-K with the Securities and Exchange Commission (the "Annual Report"). Certain amounts in prior year statements have been reclassified to conform with current year presentation.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report for the year ended December 31, 1999. The results of operations for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

   Pro forma net revenue for the three months and six months ended June 30, 1999, adjusted as if the acquisition of KMD had occurred January 1, 1999 approximates $20.0 million and $38.5 million respectively. Pro forma net income and earnings per share would not differ materially from reported amounts.

3. Earnings per share - Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the quarterly periods ended March 31 and June 30 and the six months ended June 30, for both 2000 and 1999.

                              DIANON SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                                               2000
                                           -------------------------------------
                                            1ST QUARTER  2ND QUARTER  SIX MONTHS

BASIC EARNING PER SHARE:

Weighted-average  number of common  shares   7,040,376    7,083,258   7,070,926
outstanding

DILUTIVE EFFECT OF:

Stock options                                  556,633      617,768     589,435
                                          ------------ ------------ -----------

DILUTED EARNINGS PER SHARE:

Weighted-average  number of common  shares   7,597,009    7,701,026   7,660,361
outstanding                               ============ ============ ===========

NET INCOME                                  $1,259,601   $1,576,247  $2,835,848
                                          ============ ============ ===========

BASIC EARNINGS PER SHARE                         $0.18        $0.22       $0.40
                                           ============ ============ ===========

DILUTED EARNINGS PER SHARE                       $0.17        $0.20       $0.37
                                           ============ ============ ===========



                                                           1999
                                           -------------------------------------
                                           1ST QUARTER  2ND QUARTER  SIX MONTHS

BASIC EARNING PER SHARE:

Weighted-average  number of common  shares   6,533,757    6,703,221   6,618,489
outstanding

DILUTIVE EFFECT OF:

Stock options                                  182,704      257,346     220,025
                                           ----------- ------------ -----------

DILUTED EARNINGS PER SHARE:

Weighted-average  number of common  shares   6,716,461    6,960,567   6,838,514
outstanding                                =========== ============ ===========

NET INCOME                                    $872,843     $948,139  $1,820,982
                                           =========== ============ ===========

BASIC EARNINGS PER SHARE                         $0.13        $0.14       $0.27
                                           =========== ============ ===========

DILUTED EARNINGS PER SHARE                       $0.13        $0.14       $0.27
                                          ============ ============ ===========


Options to purchase 1,200 shares of common stock at $20.75 per share were outstanding as of June 30, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

Options to purchase 50,317 shares of common stock at prices ranging from $9.00 to $12.25 per share were outstanding as of June 30, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months and six months ended June 30, 2000 ("Second Quarter-2000" and "Six Months-2000" respectively) to the three months and six months ended June 30, 1999 ("Second Quarter-1999" and "Six Months-1999" respectively).

The Company's results of operations in the Second Quarter-2000 and Six Months-2000 reflect favorable volume and mix increases in certain product lines, continued reductions in selling, general, administrative and other operating expenses as a percentage of sales, and the acquisition of Kyto Meridien Diagnostics, L.L.C. ("KMD") in May 1999.

RESULTS OF OPERATIONS

   o  NET REVENUES

Net revenues increased 28% to $24.4 million in the Second Quarter-2000 from $19.1 million in the Second Quarter- 1999, and 33% to $46.5 million in the Six Months-2000 from $34.9 million in the Six Months-1999. These increases reflect the acquisition of KMD in May of 1999, volume increases in certain product lines, the successful negotiation and introduction in 1999 of several capitated contracts, and the effects of an increase in Medicare reimbursement for certain of the Company's tests.

The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady and continuing downward pressure on prices exerted by both government and private third-party payers. Payment for services such as those provided by the Company is and will likely continue to be affected by periodic reevaluations made by payers concerning the level of reimbursement for services provided by the Company. Over time, Congress has reduced the national cap on Medicare laboratory fee schedules (under which the Company's clinical chemistry services are reimbursed) to 74% of the national median. In addition, the Balanced Budget Act of 1997 ("BBA") freezes fee schedule payments (i.e., no updates) for the 1998-2002 period.

Beginning in 1998, Medicare began covering screening pap smears for certain Medicare beneficiaries, and the Balanced Budget Refinement Act of 1999 ("BBRA") required the Secretary of Health and Human Services ("HHS") to establish a national minimum payment amount equal to $14.60 for diagnostic or screening pap smear laboratory tests furnished on or after January 1, 2000. Previously, the national payment cap for a pap smear was approximately $7.15. The BBRA also encouraged the Health Care Financing Administration ("HCFA") to institute an appropriate increase in the payment rate for new cervical cancer screening technologies that have been approved by the FDA as significantly more effective than a conventional pap smear, such as the technologies used by the Company. The addition of Medicare coverage for these tests and higher reimbursement for certain types of these tests have provided additional revenues for the Company in 2000.

With respect to the Company's anatomic pathology services, which are not reimbursed under the Medicare laboratory fee schedules, Medicare reimbursement amounts also generally declined with the implementation of the resource-based relative value scale ("RBRVS") system which went into effect in 1992 and was fully phased in by the end of 1996.

Beginning with the Medicare physician fee schedule regulation that became effective on January 1, 1999, HCFA recalculated physician practice expenses, a key component of the RBRVS, to reflect resource consumption rather than historical charge data. While the actual impact of this change, when fully implemented, on the pathology revenues of any specific laboratory, including the Company, will depend on the mix of pathology services furnished, HCFA had estimated that the new system would decrease the Medicare revenue for pathologists 13% once it was fully phased in at the end of 2002. However, more recent changes in the physician fee schedule have had a positive impact on Medicare payment for pathology services, and HCFA now estimates the impact of the practice expense recalculation will ultimately result in only a 6% decrease for pathology services. In addition, other revisions to payment policies under the physician fee schedule for the year 2000 resulted in increases in the RBRVS fee schedule payment amounts for the pathology codes for some of the most common tests historically performed by the Company.

The Clinton Administration's fiscal year 2001 budget initially proposed several changes that would have had a negative effect on the laboratory industry, including limiting the Medicare laboratory fee schedule update to the Consumer Price Index minus 1%; reducing lab payments by 30% for four specific lab tests; and reinstating a 20% beneficiary co-payment on Medicare lab tests. However, as part of a recent proposal to restore billions of dollars to healthcare providers targeted for Medicare payment reductions under the BBA, the President withdrew these proposed changes affecting laboratories.

The BBA also required the Secretary of the Department of Health and Human Services to use a negotiated rulemaking process to adopt uniform coverage, administration and payment policies for lab tests. A proposed rule was published on March 10, 2000, which would establish national coverage policies for many of the most commonly ordered lab tests, thereby replacing local Medicare policies, which sometimes vary. The rule also would establish other uniform requirements related to submission of claims for lab tests. It is uncertain when a final rule will be published or how it may differ from the proposed rule, but if adopted as proposed, the Company believes that the new rule will bring more consistency to reimbursement among providers of laboratory testing services.

On July 17, 2000, HCFA published its proposed Medicare physician fee schedule regulation for the year 2001. Comments on the proposed rule will be submitted over the next 60 days, and a final rule will be published in the Fall of 2000. HCFA has not proposed any major changes that would affect pathology reimbursement; however, proposed adjustments in the practice expense component of the relative value units ("RVUs") used to calculate payment amounts will result in minor changes in reimbursement for many medical specialties. Revisions in practice expense RVUs must be budget neutral, meaning that increases for some services must be offset by decreases for others. HCFA estimates that the proposed changes would result in a one percent decrease in total allowed charges for pathology over the period 2001-2002.

HCFA also has announced that effective January 1, 2001, independent labs may no longer bill Medicare or the patient for the technical component ("TC") of physician pathology services furnished to Medicare beneficiaries who are hospital inpatients. Independent labs would still be able to bill and be paid for the TC of physician pathology services provided to beneficiaries who are in non-hospital settings, but for the TC of services provided to a hospital inpatient, the independent lab will have to make arrangements with the hospital in order to receive payment. Starting August 1, 2000, under new rules for hospital outpatient reimbursement (see following paragraph), independent labs also will be limited to billing the hospital for the TC of any pathology services furnished to hospital outpatients. Since the Company does only minimal testing for hospital inpatients and outpatients, these charges are not expected to have a material adverse financial impact to the Company.

The BBA also contained measures to establish market-oriented purchasing for Medicare, including prospective payment systems ("PPS") for hospital outpatient services, home health care, and nursing home care. Of these systems, only the skilled nursing facility ("SNF") PPS has been implemented. The final rule establishing the home health PPS was published on July 3, 2000 and will be effective October 1, 2000. Since the Company does only minimal clinical laboratory testing for home health care patients, these changes are not expected to materially affect the Company's business. On April 7, 2000, HCFA published a final rule to implement the hospital outpatient PPS, which, after HCFA postponed the original July 1 implementation, will go into effect on August 1, 2000. Clinical laboratory and physician services will be carved out from the hospital outpatient PPS rates, and will continue to be paid for under their respective fee schedules, but the technical component of pathology services will be included in the PPS rate. In other words, that independent laboratories that perform the technical component of pathology services for hospital outpatient services may no longer bill Medicare for these services and must, instead, bill the hospital. As previously mentioned, this change is not expected to have an adverse material impact to the Company

The Company's Form 10-K for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission, contains additional information regarding the complex area of reimbursement.

   o  COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics and depreciation expense, increased to $13.8 million in the Second Quarter-2000 from $10.9 million in the Second Quarter-1999, and to $26.6 million for the Six Months-2000 from $20.1 million for the Six Months-1999. As a percentage of revenues, cost of sales was 57% for both the Second Quarter-2000 and the Second Quarter-1999 and 57% and 58% for the six month periods 2000 and 1999, respectively.

For the second quarters 2000 and 1999, while percentages were similar, salaries and wages increased to $5.9 million in 2000 from $4.9 million in 1999. Overhead expenses (including building rent, utilities, and depreciation) increased to $4.0 million in 2000 from $2.6 million in 1999. Logistics expenses increased to $1.7 million from $1.6 million in 2000 and 1999, respectively, and lab supplies increased to $2.2 million from $1.7 million for the corresponding periods. These increases primarily reflect the acquisition of KMD in May 1999 as well as increased volume.

For the six month periods ended June 2000 and 1999, salaries and wages increased to $11.8 million in 2000 from $8.6 million in 1999. Overhead expenses increased to $7.1 million in 2000 from $5.4 million in 1999. Logistics expenses increased to $3.5 million in 2000 from $3.0 million in 1999, while cost of lab supplies increased to $4.2 million in 2000 from $3.1 million in 1999. These increases primarily reflect the acquisition of KMD in May 1999 as well as increased volume.

   o  GROSS PROFIT

Gross profit totaled $10.6 million in Second Quarter-2000 versus $8.2 million in Second Quarter-1999, reflecting a gross profit margin of 43% for both periods. Gross profit for the Six Months-2000 totaled $19.9 million versus $14.8 million in the prior year, representing margins of 43% for both periods. The increase in gross profits are a direct result of increased revenues.

   o  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the second quarters 2000 and 1999, selling, general and administrative expenses increased to $7.5 million in 2000 from $6.3 million in 1999. While absolute expenses increased, they decreased as a percentage of sales to 31% in the Second Quarter-2000 from 33% in the Second Quarter-1999.

For the six month periods ended June 2000 and 1999, selling, general and administrative expenses increased to $14.4 million in 2000 from $11.5 million in 1999. Again, although expenses increased, they decreased as a percentage of sales to 31% in the Six Months-2000 from 33% in the Six Months-1999.

The expense increases were primarily due to higher commissions associated with obtaining new sales; and from increased risk management, medical and other insurance costs due to the acquisition of additional facilities and employees.

   o  AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased to $198,000 in the Second Quarter-2000 from $171,000 in the Second Quarter-1999, and to $401,000 in the Six Months-2000 from $219,000 in the Six Months-1999. These increases were associated with the acquisition of KMD.

   o  RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $271,000 in the Second Quarter-2000 from $110,000 in the Second Quarter-1999, and to $443,000 for the Six Months-2000 from $228,000 for the Six Months-1999. These increases are primarily the result of the continued development of the Carepath program, a disease management information service for patients, physicians and managed care organizations.

   o  INCOME FROM OPERATIONS

Income from operations increased to $2.6 million in the Second Quarter-2000 from $1.6 million in the Second Quarter-1999, and to $4.7 million for the Six Months-2000 from $2.9 million for the Six Months-1999. These increases in operating income reflect the increase in sales and the containment of expenses.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $3.6 million in the Second Quarter-2000 from $2.4 million in the Second Quarter-1999, and to $6.6 million in the Six Months-2000 from $4.4 million in the Six Months-1999. As a percentage of sales, EBITDA increased to 14.6% in the Second Quarter-2000 from 12.5% in the Second-Quarter-1999, and to 14.2% in the Six Months-2000 from 12.6% in the Six Months-1999.

EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

EBITDA for the second quarter and six months ended 2000 and 1999 are as follows:


                                        Second Quarter                  Six Months Ended
                                        --------------                  ----------------
                                       2000             1999             2000            1999
                                       ----             ----             ----            ----
EBITDA                              $3,578,094       $2,391,519      $6,593,696       $4,414,678
EBITDA as a percentage of sales           14.6%            12.5%           14.2%            12.6%






   o  NET INTEREST INCOME

Net interest income increased to $70,000 in the Second Quarter-2000 from $67,000 in the Second Quarter-1999, and decreased to $115,000 in the Six Months-2000 from $228,000 in the Six Months-1999, due to lower income received on less cash invested, and the interest expense related to borrowings drawn from the Company's line of credit which began in April 1999.

   o  PROVISION FOR INCOME TAXES

The provision for income taxes reflects a 40.5% and 41.5% effective tax rate in Second Quarter-2000 and Second Quarter-1999, respectively, totaling $1.1 million and $673,000, respectively. The lower effective tax rate is due primarily to state rate changes. The provision totaled $1.9 million and $1.3 million for the Six Months-2000 and Six Months-1999, respectively, also reflecting rates of 40.5% and 41.5%.

   o  NET INCOME

For the second quarters 2000 and 1999, net income increased 66% to $1.6 million in 2000 from $948,000 in 1999. Basic earnings per share increased to $0.22 per share in 2000 from $0.14 per share in 1999, while diluted earnings per share increased to $0.20 per share in 2000 from $0.14 per share in 1999.

For the six-month periods ended June 2000 and 1999, net income increased 56% to $2.8 million in 2000 from $1.8 million in 1999. Basic earnings per share increased to $0.40 per share in 2000 from $0.27 per share in 1999, while diluted earnings per share increased to $0.37 per share in 2000 from $0.27 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had total cash and cash equivalents of $11.1 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. Working capital was $27.5 million and $25.2 million as of June 30, 2000 and December 31, 1999, respectively, and the current ratios were 4.6:1 for both periods.

Accounts receivable totaled $20.9 million as of June 30, 2000 representing approximately 78 days of sales outstanding, compared to $19.5 million or 86 days as of December 31, 1999.

Capital expenditures for the Second Quarter-2000 and Six Months-2000 totaled $1.3 million and $1.7 million, respectively.

Effective February 17, 1998, the Company entered into a three year $15 million line of credit agreement with a bank. During the second quarter, the Company and the bank expressed intention to extend this line of credit agreement to February 17, 2004. The Company expects to finalize this line of credit extension in the second half of this year. The agreement includes various provisions regarding borrowings under the facility, including those related to financial covenants. As of June 30, 2000, $4.5 million had been drawn down against this line for the acquisition of KMD. This is a reduction of $1.5 million from the original amount of $6.0 million.

The Company's Board of Directors authorized the repurchase of approximately 1.7 million shares of the Company's Common Stock on the open market or in private transactions. Total expenditures for share repurchases is limited to $12.0 million. As of June 30, 2000, the Company had repurchased approximately 300,000 shares of the Company's Common Stock and had spent approximately $2.8 million in so doing.

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


      (b) Reports:

      No reports on Form 8-K were filed during the second quarter of 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIANON Systems, Inc.


                  August 7, 2000       /s/ KEVIN C. JOHNSON
                                       ----------------------------
                                       By:  Kevin C. Johnson
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                  August 7, 2000      /s/ DAVID R. SCHREIBER
                                      ------------------------------
                                       By:  David R. Schreiber
                                            Senior Vice President,
                                            Finance and Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)