Form 10-Q
period 2000-09-30
DIANON SYSTEMS INC
filed 2000-11-14
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

                                                           Yes X        No
                                                              ---         ----


The number of shares of registrant's Common Stock, $.01 par value, outstanding on November 7, 2000 was 7,293,513 shares.

                             DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX

PART I FINANCIAL INFORMATION                                         PAGE NO.

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets as of September 30, 2000
         and December 31, 1999.                                         3

         Income Statements for the three month and
         nine month periods ended September 30, 2000 and 1999.          4

         Statements of Stockholders' Equity for the nine months
         ended September 30, 2000 and 1999.                             5

         Statements of Cash Flows for the nine months
         ended September 30, 2000 and 1999.                             6

         Notes to Financial Statements.                                 7-8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9-13

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                              13

PART II  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON  FORM 8-K                              14

Signatures                                                              15


                                DIANON SYSTEMS, INC.
                                   BALANCE SHEETS
                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                   2000                 1999
                                                                              -----------------------------------
                 ASSETS                                                         (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                                 $ 12,285,306           $  9,761,047
    Accounts receivable, net of allowances of $1,287,096 and
    $1,010,266, respectively                                                    21,603,049             19,477,904
    Prepaid expenses and employee advances                                         839,671              1,074,877
    Inventory                                                                    1,343,567                911,473
    Deferred income tax asset                                                      813,917                986,471
                                                                              -----------------------------------
      Total current assets                                                      36,885,510             32,211,772
                                                                              -----------------------------------
PROPERTY AND EQUIPMENT, at cost
    Laboratory and office equipment                                             14,318,827             12,142,415
    Leasehold improvements                                                       5,208,943              4,648,702
      Less - accumulated depreciation and amortization                         (13,781,938)           (11,433,539)
                                                                              -----------------------------------
                                                                                 5,745,832              5,357,578
                                                                              -----------------------------------
INTANGIBLE ASSETS, net of accumulated amortization of
      $4,434,329 and $3,852,204 respectively                                    12,272,156             12,854,280
DEFERRED INCOME TAX ASSET                                                        1,772,445              1,422,723
OTHER ASSETS                                                                       233,220                242,572
                                                                              -----------------------------------
      TOTAL ASSETS                                                            $ 56,909,163           $ 52,088,925
                                                                              ===================================

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                          $  1,800,654           $  1,642,065
    Accrued employee compensation                                                1,337,070              1,103,903
    Accrued income taxes payable                                                   671,789                751,056
    Current portion of capitalized lease obligations                                31,183                 31,109
    Other accrued expenses                                                       3,652,128              3,434,209
                                                                              -----------------------------------
      Total current liabilities                                                  7,492,824              6,962,342
                                                                              -----------------------------------
LONG-TERM LIABILITIES:
    Long-term note payable                                                       4,000,000              6,000,000
    Long-term deferred tax liability                                               344,263                313,783
    Long-term portion of capitalized lease obligations                              23,619                 47,238
                                                                              -----------------------------------
      Total Liabilities                                                         11,860,706             13,323,363
                                                                              -----------------------------------
STOCKHOLDERS' EQUITY:
    Common stock, par value $.01 per share, 20,000,000
    shares authorized, 7,295,878 and 7,060,749 shares
    issued and

      outstanding at September 30, 2000 and December 31, 1999, respectively         72,959                 70,608
    Additional paid-in capital                                                  31,006,985             29,428,647
    Retained earnings                                                           14,447,574              9,828,769
    Common stock held in treasury, at cost - 50,025 and 58,734
      shares at September 30, 2000 and December 31, 1999, respectively            (479,061)              (562,462)
      Total stockholders' equity                                                45,048,457             38,765,562
                                                                              -----------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 56,909,163           $ 52,088,925
                                                                              ===================================

                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                                INCOME STATEMENTS
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 and 1999
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                                  2000              1999                  2000             1999
                                                             -----------------------------------------------------------------------
Net revenues                                                 $23,593,617         $20,408,961         $70,098,697         $55,318,911

Cost of goods                                                 13,343,607          11,911,150          39,923,279          31,995,124
                                                             -----------------------------------------------------------------------

     GROSS PROFIT                                             10,250,010           8,497,811          30,175,418          23,323,787

Selling, general and                                           6,964,845           6,333,567          21,395,254          17,827,593
administrative expenses

Amortization of intangible assets                                181,470             234,350             582,125             453,284

Research and development expenses                                223,173             124,580             666,010             352,806
                                                             -----------------------------------------------------------------------

     INCOME FROM OPERATIONS                                    2,880,522           1,805,314           7,532,029           4,690,104

Interest income, net                                             116,043              22,490             230,669             250,490
                                                             -----------------------------------------------------------------------

    INCOME BEFORE PROVISION FOR
        INCOME  TAXES                                          2,996,565           1,827,804           7,762,698           4,940,594

Provision for income taxes                                     1,213,609             758,539           3,143,893           2,050,347
                                                             -----------------------------------------------------------------------
     NET INCOME                                              $ 1,782,956         $ 1,069,265         $ 4,618,805         $ 2,890,247
                                                             =======================================================================
     EARNINGS PER SHARE
           BASIC                                             $       .25         $       .16         $       .65         $       .43
           DILUTED                                           $       .22         $       .15         $       .59         $       .42

     WEIGHTED AVERAGE SHARES OUTSTANDING

           BASIC                                               7,189,820           6,778,915           7,110,576           6,671,964
           DILUTED                                             7,952,156           7,118,725           7,784,103           6,931,918


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                                                           DIANON SYSTEMS, INC.
                                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                               (UNAUDITED)




                                                                              Additional
                                                        Common Stock          Paid-In        Retained
                                                  Shares          Amount      Capital        Earnings
                                              -----------------------------------------------------------
BALANCE, December 31, 1998                    6,808,729    $     68,088    $ 27,398,120    $  5,697,710
      Stock options exercised                    38,866             389         299,537              --
      Issuance of common stock                   79,981             800         700,516              --
      Employee stock purchase plan                   --              --         (16,648)             --
      Stock grants                                3,225              32          29,843              --
      Common stock acquired for treasury             --              --              --              --
      Retired shares                            (50,000)           (500)       (393,250)             --
      Net income                                     --              --              --       2,890,247
                                              ---------    ------------    ------------    ------------
BALANCE, September 30, 1999                   6,880,801    $     68,809    $ 28,018,118    $  8,587,957
                                              =========    ============    ============    ============


BALANCE, December 31, 1999                    7,060,749    $     70,608    $ 29,428,647    $  9,828,769
      Stock options exercised                   233,524           2,335       1,570,875              --
      Employee stock purchase plan                   --              --         (22,325)             --
      Stock grants                                1,605              16          29,788              --
      Net income                                     --              --              --       4,618,805
                                              ---------    ------------    ------------    ------------
BALANCE, September 30, 2000                   7,295,878    $     72,959    $ 31,006,985    $ 14,447,574
                                              =========    ============    ============    ============



                                                         Common Stock
                                                   Acquired for Treasury
                                                   Shares           Amount          Total
                                                 ----------------------------------------
BALANCE, December 31, 1998                       (222,019)   ($ 1,780,854)   $ 31,383,064
      Stock options exercised                          --              --         299,926
      Issuance of common stock                    222,019       1,780,854       2,482,170
      Employee stock purchase plan                  3,666          33,386          16,738
      Stock grants                                     --              --          29,875
      Common stock acquired for treasury         (109,500)       (961,874)       (961,874)
      Retired shares                               50,000         393,750              --
      Net income                                       --              --       2,890,247
                                                 --------    ------------    ------------
BALANCE, September 30, 1999                       (55,834)   ($   534,738)   $ 36,140,146
                                                 ========    ============    ============


BALANCE, December 31, 1999                        (58,734)   ($   562,462)   $ 38,765,562
      Stock options exercised                          --              --       1,573,210
      Employee stock purchase plan                  8,709          83,401          61,076
      Stock grants                                     --              --          29,804
      Net income                                       --              --       4,618,805
                                                 --------    ------------    ------------
BALANCE, September 30, 2000                       (50,025)   ($   479,061)   $ 45,048,457
                                                 ========    ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                                SEPTEMBER 30,
                                                                                         2000                   1999
                                                                                    ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $  4,618,805          $  2,890,247
Adjustments to reconcile net income to net
    cash provided by operations -
     Non-cash charges
         Depreciation and amortization                                                 2,930,522             2,494,371
         Provision for bad debts                                                         380,500                    --
         Stock compensation expense                                                       29,804                29,875
Changes in other current assets and liabilities
     (Increase) in accounts receivable                                                (2,505,645)           (2,778,429)
     Decrease (increase) in prepaid expenses and employee advances                       174,239               (31,699)
     (Increase) in inventory                                                            (432,094)              (21,665)
     (Increase) in other assets                                                         (106,849)              (17,602)
      Increase in accounts payable and accrued liabilities                               560,888             1,246,736
                                                                                    ------------          ------------
                   Net cash provided by operating activities                           5,650,170             3,811,834
                                                                                    ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of KMD assets, net                                                           --           (10,500,000)
     Capital expenditures                                                             (2,736,652)           (1,719,253)
     Proceeds from the sale of fixed assets                                                   --                 1,316
                                                                                    ------------          ------------
                   Net cash used in investing activities                              (2,736,652)          (12,217,937)
                                                                                    ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayments) borrowings of note payable                                          (2,000,000)            6,000,000
     Common stock acquired for treasury                                                       --              (961,874)
     Issuance of common stock                                                                 --                16,545
     Employee stock purchase plan                                                         61,076                16,738
     Stock options exercised                                                           1,573,210               299,926
     Repayments of capitalized lease obligations                                         (23,545)              (19,791)
                                                                                    ------------          ------------
                 Net cash (used in) provided by financing activities                    (389,259)            5,351,544
                                                                                    ------------          ------------


                 Net increase (decrease) in cash and cash equivalents                  2,524,259            (3,054,559)

CASH AND CASH EQUIVALENTS, beginning of period                                         9,761,047            12,126,076
                                                                                    ------------          ------------
CASH AND CASH EQUIVALENTS, end of period                                            $ 12,285,306          $  9,071,517
                                                                                    ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
         Interest                                                                   $    292,919          $    172,462
         Income Taxes                                                                  3,363,893             1,947,467

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Common Stock of $2,465,625 was issued in connection with the acquisition of KMD in 1999.

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY - The consolidated financial statements as of and for the three months and nine months ended September 30, 2000 and 1999 have been prepared by DIANON Systems, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in the Company's annual report for the year ended December 31, 1999, previously filed on Form 10-K with the Securities and Exchange Commission (the "Annual Report"). Certain amounts in prior year statements have been reclassified to conform with current year presentation.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report for the year ended December 31, 1999. The results of operations for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

      Pro forma net revenue for the three months and nine months ended September 30, 1999, adjusted as if the acquisition of KMD had occurred January 1, 1999 approximates $20.4 million and $58.9 million respectively. Pro forma net income and earnings per share would not differ materially from reported amounts.

      Effective October 1, 2000, the Company acquired substantially all of the assets of John H. Altshuler, M.D., P.C., a pathology physician practice located in Englewood, Colorado, which specializes in dermatopathology and GYN pathology. The acquisition price was approximately $1.4 million and was financed through a combination of available cash and the issuance of Common Stock. In addition to the purchase price paid, approximately $300,000 is being held in trust pursuant to a contingent earn-out agreement. The purchase price was primarily allocated to customer lists ($1.0 million), goodwill ($670,000), lab and office equipment ($73,000), and client receivables ($67,000), partially offset by accrued liabilities of ($110,000). The acquisition has been accounted for pursuant to the purchase method of accounting.

3. EARNINGS PER SHARE - Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the third quarter and nine month periods ended September 30, for both 2000 and 1999.

                              DIANON SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS




                                                          Third quarter ended                       Nine months ended
                                                              September 30,                            September 30,
                                                       2000              1999                   2000              1999
                                                 ------------------------------------     -----------------------------------
        BASIC EARNING PER SHARE:
        Weighted-average number of common
        shares outstanding                              7,189,820          6,778,915              7,110,576         6,671,964

        DILUTIVE EFFECT OF:
        Stock options                                     762,336            339,810                673,527           259,954
                                                 ------------------------------------     -----------------------------------

        DILUTED EARNINGS PER SHARE:
        Weighted-average number of common
        shares outstanding                              7,952,156          7,118,725              7,784,103         6,931,918
                                                 ====================================     ===================================

        NET INCOME                                     $1,782,956         $1,069,265             $4,618,805        $2,890,247
                                                 ====================================     ===================================

        BASIC EARNINGS PER SHARE                            $0.25              $0.16                  $0.65             $0.43
                                                 ====================================     ===================================

        DILUTED EARNINGS PER SHARE                          $0.22              $0.15                  $0.59             $0.42
                                                 ====================================     ===================================


     Options to purchase 960 shares of common stock at $26.00 per share were outstanding as of September 30, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

     Options to purchase 35,055 shares of common stock at prices ranging from $10.75 to $12.25 per share were outstanding as of September 30, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months and nine months ended September 30, 2000 ("Third Quarter-2000" and "Nine Months-2000", respectively) to the three months and nine months ended September 30, 1999 ("Third Quarter-1999" and "Nine Months-1999", respectively).

The Company's results of operations in the Third Quarter-2000 and Nine Months-2000 reflect favorable volume and mix increases in certain product lines, continued reductions in selling, general, administrative and other operating expenses, as a percentage of sales, and the acquisition of Kyto Meridien Diagnostics, L.L.C. ("KMD") in May 1999.

RESULTS OF OPERATIONS

      o    NET REVENUES

Net revenues increased 16% to $23.6 million in the Third Quarter-2000 from $20.4 million in the Third Quarter-1999, and 27% to $70.1 million in the Nine Months-2000 from $55.3 million in the Nine Months-1999. These increases reflect volume increases in certain product lines, the successful negotiation and introduction in 1999 of two significant capitated contracts, and the effects of an increase in Medicare reimbursement for certain of the Company's tests. In addition, the acquisition of KMD in May of 1999, contributed to the increase from the Nine Months-1999 to the Nine Months-2000.

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

Beginning in 1998, Medicare began covering screening pap smears for certain Medicare beneficiaries, and the Balanced Budget Refinement Act of 1999 ("BBRA") required the Secretary of the Department of Health and Human Services to establish a national minimum payment amount equal to $14.60 for diagnostic or screening pap smear laboratory tests furnished on or after January 1, 2000. Previously, the national payment cap for a pap smear was approximately $7.15. The BBRA also encouraged the Health Care Financing Administration ("HCFA") to institute an appropriate increase in the payment rate for new cervical cancer screening technologies, such as the technologies used by the Company, that have been approved by the FDA as significantly more effective than a conventional pap smear. As a result, the Medicare legislation currently pending before Congress includes a provision that would establish a higher fee schedule payment for this technology than would be established under the standard methodology for determining fee schedule amounts. In addition, this legislation also includes a provision to change the frequency of covered screening pap smears from at least every three years to at least every two years. While these two provisions are not considered controversial, it is not yet certain whether or when this legislation will be enacted or its final form. The addition of Medicare coverage for these tests and higher reimbursement for certain types of tests have provided and are expected to continue to provide additional revenues for the Company.

With respect to the Company's anatomic pathology services, which are not reimbursed under the Medicare laboratory fee schedules, Medicare reimbursement amounts also generally declined with the implementation of the resource-based relative value scale ("RBRVS") system which went into effect in 1992 and was fully phased in by the end of 1996.

Beginning with the Medicare physician fee schedule regulation that became effective on January 1, 1999, HCFA recalculated physician practice expenses, a key component of the RBRVS, to reflect resource consumption rather than historical charge data. While the actual impact of this change, when fully implemented, on the pathology revenues of any specific laboratory, including the Company, will depend on the mix of pathology services furnished, HCFA had estimated that the new system would decrease the Medicare revenue for pathologists 13% once it was fully phased in at the end of 2002. However, more recent changes in the physician fee schedule have had a positive impact on Medicare payment for pathology services, and HCFA has estimated the impact of the practice expense recalculation will ultimately result in only a 6% decrease for pathology services. In addition, other revisions to payment policies under the physician fee schedule for the years 2000 and 2001 have resulted in increases in the RBRVS fee schedule payment amounts for the pathology codes for some of the most common tests historically performed by the Company.

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

On November 1, 2000, HCFA published its final Medicare physician fee schedule regulation for the year 2001. HCFA has not proposed any major changes that would affect pathology reimbursement as a whole; however, proposed adjustments in the practice expense component of the relative value units ("RVUs") used to calculate payment amounts will result in minor changes in reimbursement for many medical specialties. Revisions in practice expense RVUs must be budget neutral, meaning that increases for some services must be offset by decreases for others. HCFA estimates that the practice expense changes would result in a 3% decrease in total allowed charges for pathology over the period 2001-2002. However, the net effect of the changes with respect to the most common pathology service provided by the Company will result in an increase in payment for the Company.

HCFA also has announced that effective January 1, 2001, independent labs may no longer bill Medicare or the patient for the technical component ("TC") of pathology services furnished to Medicare beneficiaries who are hospital inpatients. Independent labs would still be able to bill and be paid for the TC of pathology services provided to beneficiaries who are in non-hospital settings, but for the TC of services provided to a hospital inpatient, the independent lab will have to make arrangements with the hospital in order to receive payment. Also beginning on January 1, 2001, under new rules for hospital outpatient reimbursement (see following paragraph), independent labs will be limited to billing the hospital for the TC of any pathology services furnished to hospital outpatients. In other words, independent laboratories that perform the technical component of pathology services for hospital outpatient services may no longer bill Medicare for these services and must, instead, bill the hospital. However, Medicare legislation currently before Congress includes a provision to allow independent labs to continue to be paid for the TC of services provided to hospital inpatients and outpatients for an additional two years, pending the completion of a study by the General Accounting Office. Since the Company does only minimal testing for hospital inpatients and outpatients, these changes are not expected to have a material financial impact on the Company.

The BBA also contained measures to establish market-oriented purchasing for Medicare, including prospective payment systems ("PPS") for hospital outpatient services, home health care, and nursing home care. All of these systems have now been implemented. Since the Company does only minimal clinical laboratory testing for home health care and nursing facility patients, these changes are not expected to materially affect the Company's business. Under the hospital outpatient PPS, clinical laboratory and physician services are carved out from the hospital outpatient PPS rates, and continue to be paid for under their respective fee schedules. However, as discussed above, effective January 1, 2001, the technical component of pathology services will be included in the PPS rate. As previously mentioned, this change is not expected to have an adverse material impact on the Company.

The Company's Form 10-K for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission, contains additional information regarding the complex area of reimbursement.

     o    COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics and depreciation expense, increased to $13.3 million in the Third Quarter-2000 from $11.9 million in the Third Quarter-1999, and to $39.9 million for the Nine Months-2000 from $32.0 million for the Nine Months-1999. As a percentage of revenues, cost of sales was 57% and 58% for the Third Quarter-2000 and the Third Quarter-1999, respectively, as well as 57% and 58% for the nine-month periods 2000 and 1999, respectively.

For the third quarters 2000 and 1999, while percentages were similar, salaries and wages increased to $5.9 million in 2000 from $5.4 million in 1999. Overhead expenses (including building rent, utilities, and depreciation) increased to $3.6 million in 2000 from $2.8 million in 1999. Logistics expenses increased to $1.7 million from $1.6 million in 2000 and 1999, respectively, and lab supplies increased to $2.2 million from $2.0 million for the corresponding periods. These increases primarily reflect increased volume.

For the nine-month periods ended September 2000 and 1999, salaries and wages increased to $17.7 million in 2000 from $14.0 million in 1999. Overhead expenses increased to $10.7 million in 2000 from $8.3 million in 1999. Logistics expenses increased to $5.2 million in 2000 from $4.7 million in 1999, while cost of lab supplies increased to $6.3 million in 2000 from $5.1 million in 1999. These increases primarily reflect the acquisition of KMD in May 1999 as well as increased volume.

      o    GROSS PROFIT

Gross profit totaled $10.3 million in Third Quarter-2000 versus $8.5 million in Third Quarter-1999, reflecting a gross profit margin of 43% and 42%, respectively. Gross profit for the Nine Months-2000 totaled $30.2 million versus $23.3 million in the prior year, representing margins of 43% and 42%, respectively. The increase in gross profits are a direct result of increased revenues and increased efficiencies.

      o    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the third quarters 2000 and 1999, selling, general and administrative expenses increased to $7.0 million in 2000 from $6.3 million in 1999. While absolute expenses increased, they decreased as a percentage of sales to 30% in the Third Quarter-2000 from 31% in the Third Quarter-1999.

For the nine-month periods ended September 2000 and 1999, selling, general and administrative expenses increased to $21.4 million in 2000 from $17.8 million in 1999. Again, although expenses increased, they decreased as a percentage of sales to 31% in the Nine Months-2000 from 32% in the Nine Months-1999.

The expense increases were primarily due to higher commissions associated with obtaining new sales; and from increased risk management, medical and other insurance costs due to the acquisition of additional facilities and employees.

      o    AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets decreased to $181,000 in the Third Quarter-2000 from $234,000 in the Third Quarter-1999. This decrease was a result of certain customer lists becoming fully amortized. Amortization of intangible assets increased to $582,000 in the Nine Months-2000 from $453,000 in the Nine Months-1999. This increase was associated with the acquisition of KMD.

      o    RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $223,000 in the Third Quarter-2000 from $125,000 in the Third Quarter-1999, and to $666,000 for the Nine Months-2000 from $353,000 for the Nine Months-1999. These increases are primarily the result of the continued development of the Carepath program, a disease management information service for patients, physicians and managed care organizations.

      o    INCOME FROM OPERATIONS

Income from operations increased to $2.9 million in the Third Quarter-2000 from $1.8 million in the Third Quarter-1999, and to $7.5 million for the Nine Months-2000 from $4.7 million for the Nine Months-1999. These increases in operating income reflect the increase in sales and the containment of expenses.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $3.9 million in the Third Quarter-2000 from $2.8 million in the Third Quarter-1999, and to $10.5 million in the Nine Months-2000 from $7.2 million in the Nine Months-1999. As a percentage of sales, EBITDA increased to 16.4% in the Third Quarter-2000 from 13.6% in the Third-Quarter-1999, and to 14.9% in the Nine Months-2000 from 13.0% in the Nine Months-1999.

EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. The Company had no such items for the three months and the nine months ended September 30, 2000 and 1999, respectively. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

EBITDA for the third quarter and nine months ended 2000 and 1999 are as follows:


                                                              THIRD QUARTER                  NINE MONTHS ENDED
                                                              -------------                  -----------------
                                                         2000               1999          2000               1999
                                                         ----               ----          ----               ----
               EBITDA                                  $3,869,000         $2,770,000   $10,463,000         $7,184,000
               EBITDA as a percentage of sales               16.4%              13.6%         14.9%              13.0%

      o    NET INTEREST INCOME

Net interest income increased to $116,000 in the Third Quarter-2000 from $22,000 in the Third Quarter-1999, and decreased to $231,000 in the Nine Months-2000 from $250,000 in the Nine Months-1999, due to lower income received on less cash invested, and the interest expense related to borrowings drawn from the Company's line of credit which began in April 1999.

      o    PROVISION FOR INCOME TAXES

The provision for income taxes reflects a 40.5% and 41.5% effective tax rate in Third Quarter-2000 and Third Quarter-1999, respectively, totaling $1.2 million and $759,000, respectively. The lower effective tax rate is due primarily to state rate changes. The provision totaled $3.1 million and $2.1 million for the Nine Months-2000 and Nine Months-1999, respectively, also reflecting rates of 40.5% and 41.5%.

      o    NET INCOME

For the third quarters 2000 and 1999, net income increased 67% to $1.8 million in 2000 from $1.1 million in 1999. Basic earnings per share increased to $0.25 per share in 2000 from $0.16 per share in 1999, while diluted earnings per share increased to $0.22 per share in 2000 from $0.15 per share in 1999.

For the nine-month periods ended September 2000 and 1999, net income increased 60% to $4.6 million in 2000 from $2.9 million in 1999. Basic earnings per share increased to $0.65 per share in 2000 from $0.43 per share in 1999, while diluted earnings per share increased to $0.59 per share in 2000 from $0.42 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had total cash and cash equivalents of $12.3 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. Working capital was $29.4 million and $25.2 million as of September 30, 2000 and December 31, 1999, respectively, and the current ratios were 4.9:1 and 4.6:1, respectivley.

Accounts receivable totaled $21.6 million as of September 30, 2000 representing approximately 84 days of sales outstanding, compared to $19.5 million or 86 days as of December 31, 1999.

Capital expenditures for the Third Quarter-2000 and Nine Months-2000 totaled $1.0 million and $2.7 million, respectively.

Effective February 17, 1998, the Company entered into a three year $15 million Line of Credit Agreement with a bank. The Company has extended this Line of Credit Agreement to August 31, 2003. The agreement includes various provisions regarding borrowings under the facility, including those related to financial covenants. As of September 30, 2000, $4.0 million had been drawn down against this line for the acquisition of KMD. This is a reduction of $2.0 million from the original amount of $6.0 million.

The Company's Board of Directors authorized the repurchase of approximately 1.7 million shares of the Company's Common Stock on the open market or in private transactions. Total expenditures for share repurchases is limited to $12.0 million. As of September 30, 2000, the Company had repurchased approximately 336,000 shares of the Company's Common Stock for approximately $2.8 million.

The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

RISK FACTORS; FORWARD LOOKING STATEMENTS

The Management's Discussion and Analysis contains forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by the Company to beneficiaries of the Medicare program; the possibility of being deemed to be not in compliance with Federal or state regulatory requirements; the uncertainties relating to the ability of the Company to convince physicians and/or managed care organizations to use the Company as a provider of anatomic pathology testing services; the ability of the Company to maintain superior quality relative to its competitors; the ability of the Company to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of national anatomic laboratories, together with the competitive pressures from small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to market risk with respect to its cash and cash equivalents since substantially all amounts are invested in a fund holding U.S. Treasury securities with maturities of less than three months.

PART II OTHER INFORMATION

Item 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits:

10.01 Change-of-Control Agreement, dated April 24, 2000, by the registrant and Kevin C. Johnson (filed herewith).
10.02 Change-of-Control Agreement, dated April 24, 2000, by the registrant and David R. Schreiber (filed herewith).
10.03 Change-of-Control Agreement, dated April 24, 2000, by the registrant and Christopher J. Rausch (filed herewith).
(11.1) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

(27.1)      Financial Data Schedule (filed herewith).


            (b)   Reports:

            No reports on Form 8-K were filed during the third quarter of 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIANON Systems, Inc.



                November 13, 2000     /s/ KEVIN C. JOHNSON
                                      ----------------------------------------
                                      By:  Kevin C. Johnson
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



                November 13, 2000     /s/ DAVID R. SCHREIBER
                                      ----------------------------------------
                                      By:  David R. Schreiber
                                           Senior Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                            Principal Accounting Officer)