Form 10-K
period 2000-12-31
DIANON SYSTEMS INC
filed 2001-03-14
CIK 779282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000
                               -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 21, 2001, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $184,782,846.

Number of shares of Common Stock outstanding as of February 21, 2001: 7,385,450

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

      The Company performs all testing at either its main facility in Stratford, Connecticut or at its other facilities located in Tampa, Florida; New City, New York; Woodbury, New York or Englewood, Colorado (the latter acquired in October
2000). The Company provides most test results to physicians within forty-eight hours. In 1996, the Company opened a specimen processing facility at the hub of its airfreight provider in Ohio in order to prepare certain specimens for more rapid processing when they arrive in the appropriate laboratory and to improve overall turnaround time to the physicians.

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

2000 DIANON Net Revenues      $81 million                           $15 million

INFORMATION SERVICES

      The Company has developed a disease management information services program for patients, physicians and managed care organizations, Carepath(TM). The Company's information services are used principally to assist the physician in the analysis of test results and to help managed care organizations by providing disease specific information to members. These services complement the Company's current service offerings and are not a separate product category; however, the Company's current information services are an important part of the Company's marketing program, and the Company believes they provide important value-added services which help the Company differentiate itself from competitors. Patient specific reports aid the physician in analyzing multiple prognostic tests and/or correlative trends in a patient's test results, treatment and clinical condition. Summary reports on all patients in a physician's practice allow the physician to compare test results on patients with similar conditions, review multiple patient histories and compare his or her experience with that of physicians across the country.

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

      The Company's quality assurance program includes adherence by employees to standard operating procedures, continuing education and technical training of technologists, statistical quality control of all analytical processes, instrument maintenance, and regular inspection by governmental agencies and the College of American Pathologists.

REIMBURSEMENT

      In 2000, 1999, and 1998, respectively, approximately 37%, 31% and 33% of the Company's net revenues were derived from testing performed for beneficiaries under the Medicare and Medicaid programs. These figures include the 20% co-payment and deductible normally billed to the patient when anatomic pathology services are involved. At least 90% of the Medicare and Medicaid net revenues are derived from the Medicare program. Revenues from testing performed for other patients are derived principally from other third-party payors, including commercial insurers, Blue Cross Blue Shield plans, health maintenance and preferred provider organizations, patients, physicians, hospitals, and other laboratories (who in turn usually bill non-governmental third-party payors or patients). For many of the tests performed for Medicare or Medicaid beneficiaries (except clinical diagnostic laboratory tests for those beneficiaries being treated by a hospital or, in some instances, by a skilled nursing facility ("SNF")), laboratories are required to bill Medicare or Medicaid directly for covered services and to accept Medicare or Medicaid reimbursement as payment in full for such services. Management has elected, to date, to accept reimbursement rates set by other third-party payors as payment in full as well (apart from any co-payment or deductible that the payor has established).

      Reimbursement rates for some services of the type, or similar to the type, performed by the Company have been established by Medicare, Medicaid and other third-party payors, but have not been established for all services or by all carriers with respect to any particular service. While most carriers, including Medicare, do not cover services they determine to be investigational, or otherwise not reasonable and necessary for diagnosis or treatment, a formal coverage determination is made with respect to relatively few new procedures. When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier which processes claims for reimbursement within the carrier's geographic jurisdiction. The Company receives Medicare reimbursement primarily through the Medicare carriers in Connecticut, New York and Florida. A positive coverage determination, or reimbursement without such determination, by one or more third- party payors, or clearance for marketing by the Food and Drug Administration ("FDA"), does not assure reimbursement by other third-party payors. A few third-party payors have denied payment for services for which the Company receives reimbursement from other payors. On occasion, Medicare or other third-party payors have decided to cease payment for one or more of the Company's services that historically have been reimbursed by them because such services are performed using test kits or other products which have not received FDA pre-market clearance or because such services may otherwise be deemed investigational or for other reasons. Furthermore, Medicare and other third-party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when tests are ordered for other diagnoses deemed appropriate by the carrier. This practice recently has become more prevalent with respect to Medicare.

      The Balanced Budget Act of 1997 ("BBA") required the Secretary of the Department of Health and Human Services ("the Secretary") to divide the country into no more than five regions and designate a single Medicare carrier for each region to process laboratory claims (except those performed by independent physicians' offices) no later than January 1, 1999, and to adopt uniform coverage, administration, and payment policies for lab tests using a negotiated rulemaking process by July 1, 1998. The Health Care Financing Administration ("HCFA") has not yet redesignated Medicare carrier regions for lab claims. The clinical lab negotiated rulemaking committee met periodically during 1998 and 1999 and a proposed rule reflecting the consensus of the committee members was published on March 10, 2000. This rule would establish national coverage policies for many of the most commonly ordered laboratory tests, replacing local Medicare policies which sometimes vary, and it would establish other uniform requirements related to submission of claims for lab tests. It is uncertain how the final rule may differ from the proposed rule, or when it will be published, but the changes arising from the rule will not be effective until 12 months after publication of the final rule. The Company believes these rules will level the playing field in terms of consistent reimbursement across the county.

      In general, reimbursement disapprovals by the various carriers, reductions or delays in the establishment of reimbursement rates, and carrier limitations on the insurance coverage of the Company's services or the use of the Company as a service provider could have a material adverse effect on the Company's future revenues.

      Medicare Payment for Anatomic Pathology Services. Medicare reimbursement for anatomic pathology services constituted approximately 39%, 33%, and 35% of the Company's net anatomic pathology revenues in 2000, 1999 and 1998, respectively. As of January 1, 1992, all physician services, including anatomic pathology services, have been reimbursed by Medicare based on a methodology known as the resource-based relative value scale ("RBRVS"), which was fully phased in by the end of 1996. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by the Company.

      The Medicare RBRVS payment for each service is calculated by multiplying the total relative value units ("RVUs") established for the service by a conversion factor that is set by statute. The 2001 conversion factor is $38.2581, an increase of approximately 5.2% from the 2000 conversion factor. The number of RVUs assigned to each service is in turn calculated by adding three separate components: physician work, practice expense, and malpractice expense. In 1997, there was an overall decrease of 5.7% in payments for pathology services due to a five-year review of the work value component and a decrease in the 1997 conversion factor applicable to pathology services, plus an additional decrease in Connecticut, where the Company's primary operations are located, because of HCFA's reduction of the number of different payment localities recognized for RBRVS purposes. Another five-year review of the work value component is underway. HCFA is scheduled to propose revised work values in its proposed Medicare physician fee schedule in Spring 2001. After a comment period, these revised work values will be finalized and implemented on January 1, 2002. The effect of the review on payment for pathology services is not yet determinable.

      On November 1, 1998, HCFA recalculated the physician practice expense component of the Medicare physician fee schedule to reflect resource consumption rather than historical charge data. The resulting new practice expense values are being phased in over the period 1999 to 2002. While the total impact on the Company's Medicare pathology revenues will depend on the mix of pathology services furnished, HCFA estimated that the new system would decrease the Medicare revenue for pathologists 13% once it was fully phased in at the end of the four-year period. However, on November 2, 1999, in its physician fee schedule regulation for the year 2000, HCFA made several changes in the payment methodology for physician services, including a modification specific to pathology that led to a revision in its estimate. HCFA now estimates the impact will be only a 6% decrease for pathology services. In total, the impact of practice expense changes for pathology services is estimated to be a decline of 3%. However, other revisions to payment policies under the 2001 physician fee schedule resulted in increases in the RBRVS fee schedule payment amounts for some of the common pathology codes the Company historically has performed.

      HCFA also announced in the November 2, 1999 physician fee schedule that effective January 1, 2001, independent labs would no longer bill Medicare or the patient for the technical component ("TC") of pathology services furnished to Medicare beneficiaries who are hospital inpatients. Independent labs would still be able to bill and be paid for the TC of pathology services provided to beneficiaries who are in non-hospital settings, but for the TC of services provided to a hospital inpatient, the independent lab would have to make arrangements with the hospital in order to receive payment. Also beginning on January 1, 2001, under new rules for hospital outpatient reimbursement, independent labs would have been limited to billing the hospital for the TC of any pathology services furnished to hospital outpatients. In other words, independent laboratories that perform the technical component of pathology services for hospital outpatient services would no longer be able to bill Medicare for these services and would be required, instead, to bill the hospital. However, the Medicare Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, ("BIPA"), signed into law on December 21, 2000, included a provision to allow independent labs to continue to be paid for the TC of services provided to hospital inpatients and outpatients for an additional two years, if the lab and referring hospital had such arrangements in effect on or before July 22, 1999, pending the completion of a study by the General Accounting Office. Since the Company does only minimal testing for hospital inpatients and outpatients, these changes are not expected to have a material financial impact on the Company.

      In the past, the Company has been able to offset a substantial portion of the impact of any reduced Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and the introduction of alternative technologies that do not depend on reimbursement through the RBRVS system. In addition, the Company believes that the recent modifications to the physician fee schedule, as described above, will serve to mitigate the decreases in Medicare reimbursement that had been expected. While other potential legislative and market changes may have a negative effect on the Company's average unit price, the Company is not able to predict the exact nature or effect of any other potential changes affecting its reimbursement for anatomic pathology services at this time.

      Medicare Fee Schedule Payment for Clinical Chemistry Laboratory Services. In addition to furnishing anatomic pathology services, the Company also provides a number of services which are charactarized as clinical chemistry laboratory testing services by the Medicare program. Medicare reimbursement for clinical chemistry laboratory services constituted approximately 28%, 24%, and 23% of the Company's clinical chemistry revenues in 2000, 1999 and 1998, respectively. In 1984, Congress adopted legislation establishing a locality-specific fee schedule reimbursement methodology with Consumer Price Index ("CPI")-related updates for clinical diagnostic laboratory testing for non-hospital patients and hospital outpatients under Medicare. (Payment for clinical chemistry laboratory services performed for Medicare hospital and SNF inpatients is included within the prospectively determined Diagnosis Related Group rate paid to the hospital and Resource Utilization Group rate paid to the SNF) In addition, state Medicaid programs are prohibited from paying more than the Medicare laboratory fee schedule amount.

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

      Beginning in 1998, Medicare began covering screening pap smears for certain Medicare beneficiaries, and the Balanced Budget Refinement Act of 1999 ("BBRA") required the Secretary to establish a national minimum payment amount equal to $14.60 for diagnostic or screening pap smear laboratory tests furnished on or after January 1, 2000. Previously, the national payment cap for a pap smear was approximately $7.15. The BBRA also encouraged HCFA to institute an appropriate increase in the payment rate for new cervical cancer screening technologies that have been approved by the FDA as significantly more effective than a conventional pap smear, such as the technologies used by the Company. Currently, no national payment rate has been set for new pap smear technology, so each local carrier has established reimbursement independently. HCFA is expected to set a national median for such services by 2002. In any event, as a result of the BIPA, these new lab tests will receive 100% of the national median, rather than the 74% that applies to other tests. BIPA requires the Secretary of HHS to establish procedures that permit public consultation for coding and payment determinations for new clinical laboratory tests. In addition, this legislation includes a provision changing the frequency of covered screening pap smears from at least every three years to at least every two years. The expansion of Medicare coverage for screening pap has provided, and is expected to continue to provide in 2001, additional revenues for the Company.

      In addition, consolidated billing, required under the BBA since 1998 for laboratory and other services provided to residents of SNFs, has been eliminated for specific Part B services (including lab services), effective January 1, 2001. Because the Company does only minimal clinical laboratory services for nursing facility patients, these changes will likely not materially effect the Company's business.

      Other changes in government and other third-party payor reimbursement which may result from the enactment of health care reform legislation likely will continue the downward pressure on prices and make the market for clinical laboratory services more competitive. For example, the BBA revised the Medicare program substantially to permit beneficiaries to choose between traditional fee-for-service Medicare and several non-traditional Medicare options, including managed care plans and provider-sponsored organization plans. These non-traditional Medicare plans have considerable discretion in determining whether and how to cover and reimburse clinical laboratory services and to limit the number of labs with which they deal. In addition, as a result of BIPA, Medicare managed care organizations will receive an increase of approximately $9 billion in their payments and risk adjustments through 2005, further signifying a push towards a managed care environment. The BBA also included provisions to implement competitive bidding for certain Medicare items and services, including laboratory services, on a three-site demonstration project basis. This provision has not yet been implemented, but these changes likely would have an adverse impact on the Company's revenues if adopted on a widespread basis.

      Finally, the BBA also contained measures to establish market-oriented purchasing for Medicare, including prospective payment systems ("PPS") for outpatient hospital services, home health care, and nursing home care. All of these systems have now been implemented. Since the Company does only minimal clinical laboratory testing for home health care and nursing facility patients, these changes are not expected to materially affect the Company's business. Under the outpatient PPS rule, HCFA would have carved out clinical laboratory services from the outpatient PPS rates, but would have included the technical component of surgical pathology services. However, provisions in BIPA postponed implementation of this provision for two years for hospitals that had in place an arrangement with an independent laboratory under which the lab billed Medicare separately for the technical component of pathology services provided to the hospital's patients.

      In addition to federal legislative action, reforms may occur at the state level and changes are occurring in the marketplace as a result of market pressures, including the increasing number of patients covered by some form of managed care. In general, these changes are likely to put a downward pressure on price and also may act to limit access by some laboratories to some managed care patient groups. Because of the uncertainties about the exact nature, extent, and timing of any such changes, however, the Company currently is unable to predict their ultimate impact on the clinical laboratory industry generally or on the Company in particular.

COMPETITION

      The Company provides services in a segment of the healthcare industry that is intensely competitive, both with respect to clinical chemistry as well as anatomic pathology. The Company estimates that there are over 10,820 laboratories in the United States which might be deemed actual or potential competitors for the testing business of cancer-treating or cancer-diagnosing physicians.

      The anatomic pathology segment is highly fragmented and has just begun to experience industry consolidation to any significant degree. Competitors include physician-owned laboratories, specialized commercial laboratories and hospital laboratories. None of these competitors has a material share of the anatomic pathology market.

      In contrast, the clinical chemistry segment, has been consolidated to a large extent, and the two largest national clinical laboratories in the U.S., Quest Diagnostics and Laboratory Corporation of America, have a significant market share in outpatient testing. In 1999, Quest Diagnostics acquired the clinical laboratory operations of SmithKline Beecham Clinical Laboratories. The clinical laboratories' product offerings are broader and the two companies have more substantial financial and operational resources than the Company. Other competitors in this segment include special-purpose clinical laboratories and manufacturers of test kits and other diagnostic tools.

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

      Other private and public entities, including universities, have filed applications for (or have been issued) patents in the Company's field and may obtain additional patents and other proprietary rights to technology that may be the same as or similar to those utilized by the Company. The scope and validity of such patents, the extent to which the Company may wish or need to acquire such rights, and the cost or availability of such rights are presently unknown. There can be no assurance that others may not obtain access to the Company's technology or independently develop the same or similar technology to that utilized by the Company.

EMPLOYEES

      As of December 31, 2000, the Company had 699 full-time equivalent employees.

REGULATORY MATTERS

      The Company's business is subject to government regulation at the federal, state and local levels, some of which regulations are described under "Laboratory Operations," "Anti-Fraud and Abuse," "Confidentiality of Health Information," "Food and Drug Administration" and "Other" below.

      LABORATORY OPERATIONS

      The Company's laboratories are located in Connecticut, New York, Florida, Colorado and Texas. Each laboratory is certified or licensed under the federal Medicare program, the Clinical Laboratories Improvement Act of 1967, as amended by the Clinical Laboratory Improvement Amendments of 1988 (collectively, "CLIA `88"), and the respective clinical laboratory licensure laws of the state in which they are located, except for Texas which is in the process of being certified under the federal Medicare program. The Connecticut laboratory also is certified to bill the Connecticut and various other state Medicaid programs. The Company believes it has obtained all material laboratory licenses required for its operations. In addition, the Connecticut laboratory is licensed by the federal Nuclear Regulatory Commission and is accredited by the College of American Pathology.

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

      A final rule implementing CLIA `88, published by HHS on February 28, 1992, became effective September 1, 1992. This rule has been revised on several occasions and further revision is expected. The CLIA `88 rule applies to virtually all laboratories in the United States, including the Company's laboratories. The Company has reviewed its operations as they relate to CLIA, including, among other things, the CLIA rule's requirements regarding laboratory administration, participation in proficiency testing, patient test management, quality control, quality assurance and personnel for the types of testing undertaken by the Company, and believes it is in compliance with these requirements. However, no assurances can be given that the Company's laboratories will pass all future inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA or state licensure requirements may be suspension, revocation or limitation of the labs' CLIA certificate or state license, as well as civil and/or criminal penalties.

      ANTI FRAUD AND ABUSE LAWS

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

      Existing federal law authorizes the Secretary of HHS to exclude providers from participation in the Medicare and Medicaid programs if they charge state Medicaid programs or Medicare fees "substantially in excess" of their "usual charges." On September 2, 1998, the OIG issued a final rule in which it indicated that this provision has limited applicability to services for which Medicare pays under a PPS or a fee schedule, such as anatomic pathology services and clinical laboratory services. More recently, the OIG has provided additional guidance regarding arrangements that may violate the anti-kickback laws. The OIG concluded in a 1999 Advisory Opinion that an arrangement under which a laboratory offered substantial discounts to physicians for laboratory tests billed directly to the physicians might violate the anti-kickback law, because the discounts could be viewed as being provided to the physician in exchange for the physician's referral to the laboratory of non-discounted Medicare business, unless the discounts could otherwise be justified. The Medicaid laws in some states also have prohibitions related to discriminatory pricing.

      The Company sometimes enters into discounting arrangements in billing for its services. Depending upon the nature of any regulatory or enforcement action taken or the content of legislation, if any, which might be adopted to address this issue, the Company could experience a significant decrease in revenue which could have a material adverse effect on the Company.

      Under another federal law, known as the "Stark" law or "self-referral prohibition," physicians who have an investment or compensation relationship with an entity furnishing clinical laboratory services (including anatomic pathology and clinical chemistry services) may not, subject to certain exceptions, refer clinical laboratory testing for Medicare patients to that entity. Similarly, laboratories may not bill Medicare or Medicaid or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare and Medicaid claims for the affected testing services, as well as the imposition of civil monetary penalties. Some states also have laws similar to the Stark law.

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

      In February 1997, the OIG released a model compliance plan for laboratories that is based largely on corporate integrity agreements negotiated with laboratories that had settled enforcement action brought by the federal government related to allegations of submitting false claims. The Company has adopted aspects of the model plan that it deems appropriate to the conduct of its business. One key aspect of the corporate integrity agreements and the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. These requirements, and their likely effect on physician test ordering habits, focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests which make up the majority of the Company's business measured in terms of net revenues. Nevertheless, they potentially could affect physicians test ordering habits more broadly. The Company is unable to predict whether, or to what extent, these developments may have an impact or the utilization of the Company's services.

      Prior to 1998, the Medical Director of the Connecticut Medicare carrier to whom the Company submits its Medicare claims orally, expressed the view that some amount of money which the carrier has paid to the Company for certain pathology services involving DNA measurements in prostate tumor cells (morphometric analysis of tumor) potentially is recoverable by the carrier. The carrier Medical Director has never reduced his view to writing or otherwise asserted a claim. Accordingly, at this time, the Company cannot evaluate any such possible claim, or the probability of assertion of any such claim.

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

      The Company has received a subpoena dated November 14, 2000, issued by the United States Attorney's Office for Connecticut, requesting the production of a variety of documents, with a particular focus on documents relating to billing for tumor biomarkers, DNA testing and screening tests. The Company is cooperating with the United States Attorney's Office regarding this matter, which is in a very preliminary stage.

      CONFIDENTIALITY OF HEALTH INFORMATION

      The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains provisions that affect the handling of claims and other patient information that are, or have been, transmitted electronically. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to health care providers, which include physicians and clinical laboratories. Rules implementing various aspects of HIPAA are continuing to be developed. National standards for electronic health care transactions were published by HHS on August 17, 2000. The regulations establish standard data content and formats for submitting electronic claims and other administrative health transactions. All health care providers will be able to use the electronic format to bill for their services and all health plans and providers will be required to accept standard electronic claims, referrals, authorizations, and other transactions. Under the regulation, all electronic claims transactions must follow a single standardized format. All health plans, providers and clearinghouses must comply with the standards by October 2002. Failure to comply with this rule could result in significant civil and/or criminal penalties. Despite the initial costs, the use of uniform standards for all electronic transactions could lead to greater efficiency in processing claims and in handling health care information.

      On December 28, 2000, HHS published rules governing the use of individually identifiable health information. The regulation protects patient health information ("PHI") transmitted or maintained in any form or medium, and requires specific patient consent for the use of PHI for purposes of treatment, payment or health care operations. For all other uses or disclosures of PHI, the rule requires that covered entities (health care plans, providers and clearinghouses) obtain a valid patient authorization. For purposes of the criminal and civil penalties imposed under Title XI of the Social Security Act, the current date for compliance is 2003. Proposed security standards for electronic health data, published in August 1998, have not yet been finalized. Complying with both the Electronic Transaction and Privacy rules will require significant effort and expense for virtually all entities that conduct health care transactions electronically and handle patient health information, but the Company is unable to estimate the total cost or impact of the regulations at this time.

      In addition to the HIPAA rules described above, the Company is subject to state laws regarding the handling and disclosure of patient records and patient health information. These laws vary widely, and many states are passing new laws in this area. Penalties for violation include sanctions against a laboratory's licensure as well as civil or criminal penalties. The Company believes it is in compliance with applicable state law regarding the confidentiality of health information.

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

      The Company also performs some testing services using reagents, known as analyte specific reagents ("ASRs"), purchased from companies in bulk rather than as part of a test kit. In November 1997, the FDA issued a new regulation placing restrictions on the sale, distribution, labeling and use of ASRs, such as those used by the Company. Most ASRs are treated by the FDA as low risk devices, requiring the manufacturer to register with the agency, list its ASRs (and any other devices), conform to good manufacturing practice requirements, and comply with medical device reporting of adverse events. A smaller group of ASRs, primarily those used in blood banking and/or screening for fatal contagious diseases (e.g., HIV/AIDS), are treated as higher risk devices requiring premarket clearance or approval from the FDA before commercial distribution is permitted. The imposition of this regulatory framework on ASR sellers may reduce the availability or raise the price of ASRs purchased by the Company. In addition, when the Company performs a test developed in-house, using reagents rather than a test kit cleared or approved by the FDA, it is required to disclose those facts in the test report. However, by clearly declining to impose any requirement for FDA premarket approval or clearance for most ASRs, the rule removes one barrier to reimbursement for tests performed using these ASRs. To date, this rule has not had a significant financial impact on the Company's operations.

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

ITEM 2.     PROPERTIES

      The Company leases approximately 148,600 square feet of office and laboratory space in Stratford, Connecticut; Wilmington, Ohio; Tampa, Florida; New City, New York; Woodbury, New York; Englewood, Colorado and Plano, Texas. The leases on the Stratford facilities, representing 64,300 square feet, expire May 31, 2003, and contain options to renew for up to three years. The Company also leases a record storage facility in Stratford, Connecticut, representing 15,100 square feet, which expires May 31, 2004, with no renewal option. The lease for the Wilmington facility, representing 19,200 square feet, expires March 31, 2006, and contains renewal options for ten additional years. The lease on the Tampa office and laboratory facility, representing 18,400 square feet, expires May 31, 2005, with an option to renew for an additional five-year period. The lease in New City, representing 19,300 square feet, expires April 30, 2002 and contains an option to renew for one year. The lease in Woodbury, representing 8,400 square feet, expires March 31, 2003 with no renewal option. The lease in Colorado, representing 2,200 square feet, expires September 30, 2001 and contains an option to renew for one year. The lease in Texas, representing 1,600 square feet, expires October 31, 2005 and contains an option to renew for an additional five-year period. The Company also leases a small office in Stamford, Connecticut, which expires November 30, 2001 with no renewal option.

      The Company also leases two regional sales offices located in North Carolina and Illinois and two branch offices in Massachusetts and one in Florida. The leases for the regional sales offices expire within one year, but have renewal options. The branch office leases have remaining terms of up to two years.

      (See Note 5 to the Company's consolidated financial statements included herewith).

ITEM 3.     LEGAL PROCEEDINGS

      There are no known material pending legal proceedings against the Company.

      See ITEM 1. BUSINESS - Anti Fraud and Abuse Laws.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 25, 2000 the Company held its 2000 Annual Meeting of Shareholders at which the following actions were approved: directors were elected, the 2000 Stock Incentive Plan was approved, and the appointment of Arthur Andersen LLP as the Company's independent public accountants for the calendar year ended December 31, 2000 was ratified. The directors elected were Messrs. Bruce K. Crowther, John P. Davis, E. Timothy Geary, G.S. Beckwith Gilbert, Kevin C. Johnson, David R. Schreiber and Jeffrey L. Sklar. The table below represents the votes cast:

                     Director         In Favor   Against
                     --------         --------   -------

              Bruce K. Crowther       6,663,845   3,456
              John P. Davis           6,663,845   3,456
              E. Timothy Geary        6,663,845   3,456
              G.S. Beckwith Gilbert   6,663,845   3,456
              Kevin C. Johnson        6,663,845   3,456
              David R. Schreiber      6,663,845   3,456
              Jeffrey L. Sklar        6,663,845   3,456

      Other actions and the results taken at the Company's 2000 Annual Meeting of Shareholders were as follows:

                                                                                        Unvoted
                Action                         Votes For   Votes Against  Abstentions    Shares
                ------                         ---------   -------------  -----------   -------
Approval of 2000 Stock Incentive Plan          3,395,343       796,390       51,665    2,423,903

Ratify appointment of Arthur Andersen LLP      6,662,855         2,164        2,282           --

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      DIANON's Common Stock trades on The Nasdaq Stock Market under the symbol "DIAN." The following table shows the high and low sales prices of the Company's Common Stock quoted on The Nasdaq Stock Market, for the periods indicated below:

                                        High           Low
                                        ----           ---

         1999:

         First Quarter                  $   9-1/8      $ 7
         Second Quarter                     11           8
         Third Quarter                      11           8-5/8
         Fourth Quarter                     13-7/8       9

         2000:

         First Quarter                  $   24-1/4     $ 13
         Second Quarter                     30-1/4       13-1/4
         Third Quarter                      47-1/2       25-1/8
         Fourth Quarter                     46           26


      As of February 21, 2001, the Company had approximately 2,691 shareholders of record. No dividends have been paid by DIANON and it is not anticipated that any will be paid in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS:

                                              2000        1999        1998        1997        1996
                                             -------     -------     -------     -------     -------
                                                     (in thousands, except per share data)

Net revenues                                 $95,651     $76,097     $62,182     $60,887     $56,000

Gross profit                                  41,480      32,213      26,511      29,766      29,101

Expenses:
     Selling, general and administrative
          expenses (1)                        29,751      24,846      21,465      22,912      22,443
     Research and development                  1,015         572         528       1,666       3,157
                                             -------     -------     -------     -------     -------

Income from operations                        10,714       6,795       4,518       5,188       3,500

Net interest income                              377         267         682         522         307
Provision for income taxes                     4,492       2,931       2,246       2,412       1,637
                                             -------     -------     -------     -------     -------
Net income                                   $ 6,599     $ 4,131     $ 2,954     $ 3,298     $ 2,170
                                             =======     =======     =======     =======     =======

EPS:
     Basic                                   $   .92     $   .61     $   .44     $   .51     $   .35
     Diluted                                 $   .84     $   .59     $   .43     $   .48     $   .35

Weighted average shares outstanding:
     Basic                                     7,155       6,763       6,678       6,430       6,151
     Diluted                                   7,840       7,053       6,902       6,808       6,287


BALANCE SHEET DATA:

Working capital                              $32,625     $25,249     $24,327     $21,387     $18,058
Total assets                                  61,753      52,089      36,703      36,889      34,536
Long-term obligations                          2,717       6,361          81         107         272
Stockholders' equity (2)                      52,259      38,766      31,383      29,046      26,549

(1) During 1998, 1997 and 1996, non-recurring charges relating to severance costs as a result of streamlining its operations and of the resignation of certain officers, restructuring, accelerated amortization and other one-time costs of $212,000, $324,000 and $609,000, respectively, were incurred. There were no similar charges recorded in 1999 or 2000.

(2) No dividends were paid by the Company during the periods presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

o     NET REVENUES

      Net revenues increased to $95.7 million in 2000 from $76.1 million in 1999 and $62.2 million in 1998, representing annual increases of 25.7% and 22.4%, respectively.

      Anatomic pathology net revenues increased to $80.5 million in 2000 from $60.5 million in 1999, representing a 33.1% increase, and increased from $48.2 million in 1998 to $60.5 million in 1999, representing a 25.7% increase. The revenue growth reflects increased market penetration in the anatomic pathology area, including the impact of the Kyto Meridien Diagnostics, L.L.C. ("KMD") and Pathologists Reference Laboratory ("PRL") acquisitions in May 1999 and February 1998, respectively.

      Clinical chemistry net revenues decreased to $15.1 million in 2000 from $15.6 million in 1999. This decrease reflects the Company's shift in emphasis toward anatomic pathology, and is a result of both volume and reimbursement reductions including Medicare reimbursement pressures. Clinical chemistry net revenues increased $1.5 million or 11.0% from 1998 to 1999. This increase was primarily a result of the KMD acquisition.

o     COST OF SALES

      Cost of sales, which consists primarily of laboratory payroll and supplies, logistics and facility costs, increased to $54.2 million in 2000 from $43.9 million in 1999 and $35.7 million in 1998. As a percentage of sales, cost of sales totaled 56.6%, 57.7% and 57.4% in 2000, 1999 and 1998, respectively. As a percentage of sales, cost of sales decreased from 1999 to 2000, as a result of the operating leverage in the business and from the full integration of the KMD and PRL acquisitions.

o     GROSS PROFIT

      Gross profit totaled $41.5 million in 2000 versus $32.2 million in 1999 and $26.5 million in 1998, while gross profit margins were 43.4%, 42.3% and 42.6%, respectively.

      See ITEM 1. BUSINESS - Reimbursement and Regulatory Matters, for a complete discussion of reimbursement and regulatory matters.

o     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased to $29.0 million in 2000 from $24.2 million in 1999 and from $21.2 million in 1998. These increases are primarily a result of increased commission expense, which is a result of increased revenues. As a percentage of sales, selling, general and administrative expenses decreased significantly over the three-year period from 34.2% in 1998 to 30.3% in 2000, reflecting the operating leverage inherent in the business and from the full integration of the KMD and PRL acquisitions.

o     AMORTIZATION OF INTANGIBLE ASSETS

      Amortization expense increased to $796,000 in 2000 from $670,000 in 1999 and from $224,000 in 1998. These increases are primarily a result of the KMD acquisition.

o     RESEARCH AND DEVELOPMENT

      Research and development expenses increased to $1.0 million in 2000 from $572,000 in 1999 due to the continued development of the Carepath(TM) program, a disease management information service for patients, physicians and managed care organizations. Research and development expenses remained flat between 1999 and 1998 at $572,000 and $528,000, respectively.

o     INCOME FROM OPERATIONS

      Income from operations increased to $10.7 million in 2000 from $6.8 million in 1999 and from $4.5 million in 1998. These increases are due primarily to increased sales and cost control initiatives.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $14.7 million in 2000 from $10.3 million in 1999. As a percentage of sales, EBITDA increased to 15.4% in 2000 from 13.5% in 1999.

      EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. The Company had no such items for 2000 and 1999. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

      EBITDA for 2000 and 1999 are as follows:

                                         2000             1999
                                         ----             ----

         EBITDA                       $14,720,000     $10,284,000
         EBITDA as a percentage of           15.4%           13.5%
         sales

o     NET INTEREST INCOME

      Net interest income increased to $377,000 in 2000 from $267,000 in 1999 due to the increased cash and cash equivalent position of the Company over the period, resulting from cash generated by operations. Net interest income decreased to $267,000 in 1999 from $682,000 in 1998 primarily due to the funding of the acquisition of KMD in May 1999.

o     PROVISION FOR INCOME TAXES

      The provision for income taxes increased to $4.5 million in 2000, from $2.9 million in 1999 and $2.2 million in 1998, while the effective tax rate was 40.5%, 41.5% and 43.2%, respectively. The changes were due primarily to decreases in state tax rates.

o     NET INCOME

      Net income increased 59.7% to $6.6 million, from $4.1 million in 1999 and $3.0 million in 1998. Basic earnings per share increased to $0.92 per share in 2000, from $0.61 per share in 1999 and $0.44 per share in 1998. Diluted earnings per share increased to $0.84 per share in 2000, from $0.59 per share in 1999 and $0.43 per share in 1998.

o     LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2000, the Company had total cash and cash equivalents of $12.5 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. Working capital was $32.6 million and $25.2 million, as of December 31, 2000 and 1999, respectively, and the current ratios were 5.8:1 and 4.6:1, respectively.

      Accounts receivable totaled $21.4 million and $19.5 million, as of December 31, 2000 and 1999, respectively, representing approximately 77 days and 86 days of average sales, respectively.

      Capital expenditures for 2000 and 1999 were $3.4 million and $2.2 million, respectively. Expenditures were primarily related to building expansion and information system enhancements. In addition, $13.0 million and $360,000 was expended in 1999 and 1998 for the acquisitions of KMD and PRL, respectively.

      Effective February 17, 1998, the Company entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including financial and negative covenants. In December 2000, the loan was extended to August 2003, and certain covenants were modified. As of December 31, 2000, $2.5 million was drawn down against this line.

      The Company's Board of Directors authorized the repurchase of approximately 1.7 million shares of the Company's Common Stock on the open market or in private transactions. Total expenditures for share repurchases is limited to $12.0 million. As of December 31, 2000, the Company had repurchased approximately 336,000 shares of the Company's Common Stock for approximately $2.8 million.

      Effective February 1, 1998, the Company acquired certain assets of a pathology laboratory in Tampa, Florida ("PRL"). The acquisition price was approximately $558,000 (including acquisition costs), of which $359,590 was paid through March 31, 1998 and the balance was satisfied through the assumption of certain liabilities. The purchase price consisted primarily of trade receivables for ($265,000) and customer lists for ($164,000), and the acquisition has been accounted for pursuant to the purchase method of accounting.

      Effective May 1, 1999, the Company acquired substantially all the assets of an outpatient OB/GYN laboratory with locations in Woodbury and New City, New York ("KMD"). The acquisition price was approximately $13.0 million and was financed through a combination of available cash and drawdowns of the Company's credit line, as well as through the issuance of Common Stock. The purchase price was primarily allocated to customer lists ($7.5 million), goodwill ($5.6 million), lab and office equipment ($400,000), and client receivables ($400,000), partially offset by accrued liabilities ($930,000). The acquisition has been accounted for pursuant to the purchase method of accounting.

      Pro forma net revenues (unaudited) for the twelve months ended December 31, 1999 and 1998, adjusted as if the acquisitions for KMD and PRL had occurred January 1, 1999 and 1998, respectively, approximate $79.7 million and $73.6 million respectively. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.

      Effective October 1, 2000, the Company acquired substantially all of the assets of John H. Altshuler, M.D., P.C., a pathology physician practice located in Englewood, Colorado, which specializes in dermatopathology and GYN pathology. The acquisition price was approximately $1.7 million and was financed through a combination of available cash and the issuance of Common Stock. Approximately $300,000 of the purchase price is being held in trust pursuant to a contingent earn-out agreement. The purchase price was primarily allocated to customer lists ($1.0 million), goodwill ($670,000), lab and office equipment ($73,000), and client receivables ($67,000), partially offset by accrued liabilities of ($110,000). The acquisition has been accounted for pursuant to the purchase method of accounting. Pro forma consolidated net income and earnings per share, had the acquisition occurred January 1, 2000, would not differ materially from the reported amounts.

      In the fourth quarter of 2000, the Company purchased preferred shares in and exclusive sales and distribution rights from Response Genetics, an applied genomic products and services company for an aggregate purchase price of $1.0 million. The Company allocated the total investment to the distribution rights ($500,000) and the preferred equity ($500,000) based on management's estimations of future benefits from Response Genetics.

      The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

Risk Factors; Forward Looking Statements

      The Management's Discussion and Analysis and the information provided elsewhere in this Annual Report on Form 10-K contain forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by the Company to beneficiaries of the Medicare program (see e.g., Item 1 - Business - "Reimbursement"); being deemed to be not in compliance with Federal or state regulatory requirements (see e.g., Item 1 - Business - "Regulatory"); the uncertainties relating to the ability of the Company to convince physicians and/or managed care organizations to use the Company as a provider of anatomic pathology testing services; the ability of the Company to maintain superior quality relative to its competitors; the ability of the Company to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of anatomic pathology testing by out-of-state laboratories; the ability of the Company to find, attract and retain qualified management and technical personnel; the uncertainties associated with competitive pressures from the large national laboratories, small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery.

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

      Kevin C. Johnson, age 46, a Director since May 1996, is President and Chief Executive Officer of the Company. Mr. Johnson joined the Company as President in May 1996, and was appointed to the additional position of Chief Executive Officer in February 1997. Formerly, Mr. Johnson was with Corning Inc., a manufacturer of specialty materials and a provider of laboratory services, for 18 years, serving most recently as Vice President and General Manager of Corning Clinical Laboratories' Eastern region in Teterboro, New Jersey. Mr. Johnson also serves on the Board of Medical Logistics, Inc.

      John P. Davis, age 59, a Director since 1984. Mr. Davis served as a consultant to the Company from October 1998 through August 2000. Mr. Davis was President and Chief Executive Officer of Infant Advantage, Inc., a child development company, from December 1997 through June 1998. From May 1995 through December 1997, Mr. Davis was President and Chief Executive Officer of Calypte Biomedical Corp., a diagnostic products company. From 1984 to January 1995, Mr. Davis was an officer of the Company. Mr. Davis joined the Company in January 1984 as President and Chief Operating Officer, and subsequently became co-Chief Executive Officer in 1992 and Chief Executive Officer in 1994. In January 1995, Mr. Davis resigned as Chief Executive Officer of the Company and became Vice Chairman of the Board. In February 1997, Mr. Davis was elected non-executive Chairman of the Board. Mr. Davis also serves as Chairman of the Board of CytoLogix, Inc. and is on the Board of Directors of the Norwalk Homeless Shelter.

      Bruce K. Crowther, age 49, a Director since December 1997, is President and Chief Executive Officer of Northwest Community Healthcare, Northwest Community Hospital, in Arlington Heights, Illinois and certain of its affiliates. Mr. Crowther is a Fellow of the American College of Healthcare Executives, Chairman of the Board of the Illinois Hospital and HealthSystems Association and serves on the Board of both Chicago Hospital Risk Pooling Program and Barrington Bank and Trust. Mr. Crowther received an MBA from Virginia Commonwealth University Medical College in Richmond, VA.

      E. Timothy Geary, age 49, a Director since May 1997, had been Chairman, President and Chief Executive Officer of National Surgery Centers, Inc. of Chicago, Illinois, the leading independent owner and operator of ambulatory surgery centers in the country, until its acquisition by HealthSouth Corporation on July 22, 1998. Mr. Geary is currently a consultant to HealthSouth Corporation. Prior to founding National Surgery Centers in 1987, Mr. Geary served as a Vice President with Medical Care International. Mr. Geary holds an MBA and AB from the University of Chicago.

      G. S. Beckwith Gilbert, age 59, a Director since October 1995, is President, Chief Executive Officer and a Director of Field Point Capital Management Company in Greenwich, Connecticut, a merchant banking firm. Mr. Gilbert is also a partner of Wolsey & Co., a merchant banking firm. In addition, Mr. Gilbert is Chairman and Chief Executive Officer of Megadata Corporation as well as a Director of Davidson Hubeny Brands, Inc. Mr. Gilbert is a graduate of Princeton University and holds an MBA from New York University. In February 1997, the Board elected Mr. Gilbert Chairman of the Executive Committee.

      David R. Schreiber, age 41, a Director since October 1999, has served as Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary since November 1996 when he joined the Company. Formerly, Mr. Schreiber was with Corning Clinical Laboratories, a provider of laboratory services, for 10 years, serving most recently as Vice President and General Manager of the laboratory's Midwest region. Mr. Schreiber holds an MBA from Northern Illinois University.

      Jeffrey L. Sklar, age 53, a Director since 1994, is Professor of Pathology, Harvard Medical School, and Director, Divisions of Diagnostic Molecular Biology and of Molecular Oncology, Department of Pathology, Brigham and Women's Hospital. Dr. Sklar has served on numerous editorial boards and has consulted widely to the biotechnology industry. In addition, Dr. Sklar serves on the Scientific Advisory Committee for Clinical Science, The Fred Hutchinson Cancer Center, Seattle, Washington; the Scientific Advisory Committee, New England Primate Research Center, Harvard University; the External Review Committee, Dana-Farber Cancer Institute, Boston, and the Pathology B Study Section, National Institutes of Health. Dr. Sklar also serves as a Director of Transgenomic, Inc. and holds an MD and Ph.D. from Yale University and an MA (honorary) from Harvard University.

INFORMATION REGARDING EXECUTIVE OFFICERS

      Grant D. Carlson, age 41, has served as Vice President, Marketing and Business Development since May 2000. Mr. Carlson joined the Company in January 1989 as Sales Representative, and subsequently served as Product Manager- Ob/Gyn Business Unit, Senior Product Manager- Oncology, Group Product Manager- Clinical Pathology and Genetics Services, Director, Technology and Business Development, and Director, Marketing and Business Development. Mr. Carlson is co-inventor on four U.S. patents involving PSA II and has published numerous papers in the areas of urology and pathology. Prior to joining the Company, Mr. Carlson was an independent medical equipment distributor, D.B.A. Grant Carlson and Associates. He holds a B.S. in Kinesiology from University of California, Los Angeles.

      Steven T. Clayton, age 34, is Vice President, Information Systems and Chief Information Officer. Mr. Clayton joined the Company in December 1996 as Vice President, Information Systems, and was appointed to the additional position of Chief Information Officer in January 2000. Prior to joining the Company, Mr. Clayton was with Corning Clinical Laboratories for nine years serving most recently as the Midwest Regional Director of Information Systems. Mr. Clayton holds an ASM from Thomas Edison State College.

      Steven L. Gersen, age 47, has served as Vice President, Genetics Services since January 2000. Dr. Gersen joined the Company in December 1993 as Director, Genetics Services. Prior to joining the Company, Dr. Gersen was with Integrated Genetics for three years serving most recently as the Associate Director, Cytogenetics Laboratory. Dr. Gersen holds a Ph.D. in Genetics from Rutgers University / University of Medicine and Dentistry of NJ.

      Valerie B. Palmieri, age 39, has served as Vice President, Operations since December 1999. She previously served as Vice President, Service Operations since November 1998. Ms. Palmieri joined the Company in December 1987 as a Medical Technologist and subsequently served as Laboratory Supervisor, Operations Laboratory Manager, Director of Operations - Clinical Pathology, and Director of Service Operations. Prior to joining the Company, Ms. Palmieri was with Park City and Bridgeport Hospital as a Medical Technologist. Ms. Palmieri holds a BS from Western Connecticut State University.

      Christopher J. Rausch, age 34, is Vice President, Finance and Corporate Controller. Mr. Rausch joined the Company as Corporate Controller in June 1999, and was appointed to the additional position of Vice President, Finance in October 2000. Prior to joining the Company, Mr. Rausch was with Quest Diagnostics for four years, serving most recently as the Regional Controller for Quest's Florida operations. Mr. Rausch holds a BS from Rutgers University. Mr. Rausch was certified as a CPA in 1991.

      Jack W. Snyder, age 49, has served as Senior Vice President and Chief Medical Officer since July 2000 when he joined the Company. Dr. Snyder is a physician-attorney with training and experience in pathology, medical management, occupational medicine, and forensic medicine. Prior to joining the Company, Dr. Snyder was with SmithKline/Quest Clinical Laboratories for two years, where he served as Northeast regional director. From 1986 to 1998, Dr. Snyder was a member of the full-time faculty in the departments of pathology, medicine, and emergency medicine at the Thomas Jefferson University in Philadelphia, Pennsylvania. He is a graduate of the Honors Medical Program at Northwestern University, and received his J.D. from Georgetown, Master of Public Health from Johns Hopkins, Master of Forensic Science from George Washington, and Ph.D. in Pharmacology & Toxicology from the Medical College of Virginia. Dr. Snyder is licensed to practice law and medicine in several states, and serves on numerous committees, boards, and review panels. Dr. Snyder is the current president of the American College of Legal Medicine, and is board certified in Anatomic, Clinical, and Chemical Pathology, Legal Medicine, Clinical and Toxicological Chemistry, Preventive (Occupational) Medicine, Toxicology, Medical Toxicology, and Quality Assurance and Utilization Review. He has been published more than 100 times in medical, scientific, and legal publications, and is the co-editor of the ninth edition of Conn's Current Diagnosis.

      Martin J. Stefanelli, age 39, has served as Senior Vice President, Sales, Marketing and Business Development since December 1999. He previously served as Senior Vice President, Operations and Vice President, Laboratory Operations. Mr. Stefanelli joined the Company in January 1990 as a Sales Representative and subsequently served as Logistics Manager, Marketing Manager and Director of Operations, Anatomic Pathology. Before joining the Company, Mr. Stefanelli was a captain in the U.S. Army. Mr. Stefanelli holds a BS from the United States Military Academy.

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

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the fiscal year ended December 31, 2000, all Section 16(a) reporting requirements applicable to its officers, directors and greater than ten percent beneficial shareholders were complied with except for the following:
Mr. Carlson who was late in filing his initial Form 3 when becoming subject to the Section 16 reporting requirements and James B. Amberson, M.D. who filed two late reports.

ITEM 11.    EXECUTIVE COMPENSATION

      EXECUTIVE COMPENSATION

      The following table sets forth information with respect to the following named executive officers: (i) the person who served as Chief Executive Officer ("CEO") during 2000 and (ii) the four most highly compensated executive officers other than the CEO serving at December 31, 2000 whose total salary and bonus for 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                          Annual Compensation
                                                  ----------------------------------       Long Term
                                                                                          Compensation
                                                                           Other          ------------
                Name and                                                   Annual          Securities         All Other
           Principal Position             Year     Salary      Bonus    Compensation   Underlying Options   Compensation
           ------------------             ----     ------      -----    ------------   ------------------   ------------
Steven T. Clayton                         2000    $148,362    $23,898   $      --             30,000        $  12,613 (1)
Vice President, Information Services      1999     128,544         --          --                 --            2,031
   and Chief Information Officer          1998     127,211         --          --              5,000           43,613

Kevin C. Johnson                          2000     303,958     61,366          --             60,000           44,216 (2)
President, Chief Executive                1999     300,479         --          --                 --           39,678
    Officer and Director                  1998     295,773         --                         40,000          184,599
                                                                               --

Valerie B. Palmieri                       2000     142,794     28,381          --             30,000           11,228 (3)
Vice President, Operations                1999     118,261         --          --                 --            3,169
                                          1998     101,708         --          --              5,000              520

David R. Schreiber                        2000     209,846     46,045          --             45,000           13,170 (4)
Senior Vice President Finance,            1999     204,516         --          --                 --            9,678
Chief Financial Officer and               1998     195,582         --          --             20,000            6,124
   Corporate Secretary and Director

Martin J. Stefanelli                      2000     191,423     43,516          --             45,000           13,561 (5)
Sr. Vice President, Sales, Marketing      1999     150,768         --          --                 --            9,571
    and Business Development              1998     125,394         --          --             20,000            1,223

(1) The $12,613 indicated for Mr. Clayton represents an auto allowance of $8,200, contributions of $4,335 paid by the Company pursuant to the Company's 401(K) Retirement Plan and term life insurance premiums of $78 paid by the Company.

(2) The $44,216 indicated for Mr. Johnson represents: (i) a loan forgiveness aggregating $30,000 pursuant to Mr. Johnson's employment agreement; (ii) an auto allowance of $9,038; (iii) contributions of $5,100 paid by the Company pursuant to the Company's 401(K) Retirement Plan; and (iv) term life insurance premiums of $78 paid by the Company.

(3) The $11,228 indicated for Ms. Palmieri represents an auto allowance of $6,050, contributions of $5,100 paid by the Company pursuant to the Company's 401(K) Retirement Plan and term life insurance premiums of $78 paid by the Company.

(4) The $13,170 indicated for Mr. Schreiber represents an auto allowance of $7,992, contributions of $5,100 paid by the Company pursuant to the Company's 401(K) Retirement Plan and term life insurance premiums of $78 paid by the Company.

(5) The $13,561 indicated for Mr. Stefanelli represents an auto allowance of $8,383, contributions of $5,100 paid by the Company pursuant to the Company's 401(K) Retirement Plan and term life insurance premiums of $78 paid by the Company.

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

      In addition to his aforementioned duties, commencing October 1, 1998 Mr. Davis began serving as a consultant to the Company, providing approximately two days per week of consulting services and maintaining an office at the Company. He worked closely with the sales and marketing functions of the Company, and was involved in the planning and development of sales training programs, recruiting, compensation planning, market segmentation, pricing, and national and managed care marketing programs. As compensation for these services, Mr. Davis received $50,000 annually (payable monthly at $4,166), in addition to his director compensation and in addition to the $50,000 he receives in his capacity as non-Executive Chairman of the Board. In connection with his consulting arrangement, Mr. Davis was also paid a relocation reimbursement of $123,667 in February 1999, and received $84,079 in May 2000 for reimbursement of the tax effect of this relocation payment. Effective August 31, 2000, the consulting services provided by Mr. Davis were discontinued. The final consulting payment to Mr. Davis was made in August 2000.

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

      STOCK OPTIONS

      The following table shows, as to the named executive officers of the Company, information about option grants in the last fiscal year. The Company, as of December 31, 2000, has not granted any Stock Appreciation Rights to officers.

                      OPTION / SAR GRANTS IN LAST FISCAL YEAR

                                 INDIVIDUAL GRANTS
--------------------------------------------------------------------------------

                                                                                   POTENTIAL REALIZABLE VALUE
                         NUMBER OF         % OF TOTAL                              AT ASSUMED ANNUAL RATES OF
                         SECURITIES          OPTIONS                                STOCK PRICE APPRECIATION
                         UNDERLYING        GRANTED TO   EXERCISE OR                      FOR OPTION TERM
                          OPTIONS           EMPLOYEES   BASE PRICE    EXPIRATION   --------------------------
        NAME             GRANTED(#)          IN 2000     ($/SHARE)       DATE           5%($)        10%($)
        ----             ----------          -------     ---------       ----           -----        ------
Steven T. Clayton           10,000    (1)         2%      $16.625     01/19/2010    $   104,554   $   264,960
Steven T. Clayton           20,000    (2)         3%       38.500     12/06/2010        484,249     1,227,182
Kevin C. Johnson            15,000    (1)         2%       16.625     01/19/2010        156,831       397,440
Kevin C. Johnson            45,000    (2)         7%       38.500     12/06/2010      1,089,560     2,761,159
Valerie B. Palmieri         10,000    (1)         2%       16.625     01/19/2010        104,554       264,960
Valerie B. Palmieri         20,000    (2)         3%       38.500     12/06/2010        484,249     1,227,182
David R. Schreiber          15,000    (1)         2%       16.625     01/19/2010        156,831       397,440
David R. Schreiber          30,000    (2)         5%       38.500     12/06/2010        726,373     1,840,773
Marty J. Stefanelli         15,000    (1)         2%       16.625     01/19/2010        156,831       397,440
Marty J. Stefanelli         30,000    (2)         5%       38.500     12/06/2010        726,373     1,840,773

(1) In January 2000, the Company granted certain employees and officers options to purchase 249,000 shares of Common Stock at $16.625 per share. These options vest 40% in January 2002 and 20% during each year thereafter. Upon termination, all unvested options are cancelled and all vested options expire 90 days after termination of employment.

(2) In December 2000, the Company granted certain employees and officers options to purchase 328,250 shares of Common Stock at $38.50 per share. These options vest 20% in December 2001 and 20% during each year thereafter. Upon termination, all unvested options are cancelled and all vested options expire 90 days after termination of employment.

      The following table shows aggregate option exercises in the last fiscal year and fiscal year-end option values for the named executive officers.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                                             VALUE OF UNEXERCISED
                                                                                       IN-THE-MONEY OPTIONS AT FISCAL
                                                         NUMBER OF SECURITIES             YEAR-END (BASED ON FISCAL
                                                        UNDERLYING UNEXERCISED             YEAR-END PRICE OF
                            SHARES       VALUE            OPTIONS AT FISCAL                    $43.875/SHARE) ($) (1)
                         ACQUIRED ON    REALIZED              YEAR-END(#)             --------------------------------
       NAME              EXERCISE(#)       ($)       EXERCISABLE    UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
       ----              -----------       ---       -----------    -------------       -----------     -------------
Steven T. Clayton             8,000     $213,238              --           42,000       $        --       $   809,750
Kevin C. Johnson             16,000      506,938         160,000          124,000         6,110,000         3,066,125
Valerie B. Palmieri          12,000      305,375           3,000           42,600           105,375           836,750
David R. Schreiber           45,000      971,554              --           75,000                --         1,667,500
Martin J. Stefanelli         15,900      421,488           3,500           68,600           127,625         1,430,000

(1) Computed based upon difference between aggregate fair market value and aggregate exercise price.

COMPENSATION COMMITTEE REPORT

      The Compensation Committee of the Board of Directors of DIANON Systems, Inc. (the "Committee") sets forth its report on executive compensation below. This Committee report documents the components of the Company's executive officer compensation programs and describes the basis on which 2000 compensation determinations were made by the Committee with respect to the executive officers of the Company, including the executive officers that are named in the compensation tables below.

COMPENSATION PROGRAM COMPONENTS

      The Committee is responsible for setting and monitoring the effectiveness of the compensation provided to the Company's Directors and executive officers. In its decision-making, the Committee is guided by a compensation philosophy designed to reward employees for the achievement of business goals and the maximization of shareholder returns. Specific levels of pay and incentive opportunity are determined by the competitive market for executive talent and, where appropriate, the need to invest in the future growth of the business. The compensation program, which provides incentives for executive officers to achieve the short-term and long-term goals of the Company, comprises three components: base salary, incentive compensation and stock option awards.

      BASE SALARY - Base pay levels are largely determined through comparisons with service companies of similar size. Since the Company's current strategy places greater reliance on outstanding professional and management skills than on proprietary technology, the Company believes that base salaries at the high end of the competitor range may be required in certain circumstances to maintain the Company's strategic position. Actual salaries are based on individual performance contributions within a tiered salary range for each position that is established through job evaluation and competitive comparisons.

      MANAGEMENT INCENTIVE PLAN - The Company's Management Incentive Plan provides cash bonus incentives ("Incentive Payments") for all management employees. The bonus payment under this plan is based on a fixed percentage of an employee's annual salary, which increases with the grade of an employee's position from 10% to a maximum of 50%. This percentage of salary is then adjusted to reflect the degree to which Company and individual performance goals are achieved (respectively, the "Company Achievement Percentage" and the "Individual Achievement Percentage") by multiplying the employee's fixed bonus percentage by the Company Achievement Percentage and by the Individual Achievement Percentage. The Company Achievement Percentage is based on, among other things, sales and earnings per share growth. The Individual Achievement Percentages for executive officers is based upon the degree to which each officer met the individual goals set for him/her, as evaluated by the CEO and Compensation Committee. The maximum bonus attainable is limited to the prescribed salary percentage, unless certain special Company sales and income goals are met. Achieving these special "stretch" goals entitles participants to additional compensation equal to 50% of the amount otherwise payable under the Management Incentive Plan ("Extra Incentive Payout"). Actual awards are subject to decrease or increase at the discretion of the Committee. In 2000, Company performance goals were partially achieved. Therefore, management incentive bonuses were awarded on a pro rata basis.

      STOCK OPTION PROGRAM - The Committee strongly believes that by providing executives an opportunity to own shares of Company stock, the best interests of shareholders and executives will be closely aligned. Therefore, all executives are eligible to receive stock options from time to time giving them the right to purchase shares of Common Stock of the Company at a specific price in the future. The number of stock options granted to executive officers is determined at the discretion of the Committee based on the accomplishments of such executives, their length of service with the Company, the number of prior awards received by such officer, the relative value as well as the exercise price of such awards, and competitive practices.

DISCUSSION OF 2000 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

      The Committee meets with the Chief Executive Officer to evaluate his performance. For 2000, Mr. Johnson's incentive compensation was based on the Company Achievement Percentage and the Committee's evaluation regarding his overall performance based on both quantitative and qualitative objectives, as set by the Board at the start of the year. Based on these considerations, the Committee awarded Mr. Johnson incentive compensation in 2000 which represented approximately 20% of his annual base salary for the year.

      This report has been provided by the Compensation Committee of the Board of Directors:

                                Bruce K. Crowther
                             G. S. Beckwith Gilbert
                           Jeffrey L. Sklar, MD, Ph.D.


PERFORMANCE GRAPH

      The Securities and Exchange Commission requires that the Company include in this Annual Report a line-graph presentation comparing cumulative shareholder return on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by the Company. The graph below compares the cumulative total return during such period on $100 invested as of December 31, 1995 in the Common Stock of the Company, the JP Morgan H&Q Health Care Sub-Sector excluding the Biotechnology Sector of the JP Morgan Hambrecht & Quist Technology and Growth Indices and the NASDAQ National Market Index, assuming the reinvestment of all dividends:


               COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

                   JP MORGAN H&Q INDEX PRODUCTS AND SERVICES:
                        2000 PROXY PERFORMANCE GRAPH DATA
                               ANNUAL DATA SERIES

               SCALED PRICES: Stock and index prices scaled to 100
                                   at 12/31/95


                                         JP Morgan H&Q
                              DIANON       Healthcare   Nasdaq Stock
                  Dates       Systems    Excl. Biotech  Market -U.S.
                  -----       -------    -------------  ------------

                  Dec-95      100.00         100.00        100.00
                  Dec-96      202.94         123.04        111.02
                  Dec-97      220.59         150.69        132.31
                  Dec-98      211.76         212.51        160.76
                  Dec-99      323.53         394.92        140.46
                  Dec-00    1,032.35         237.62        219.73

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

      The Company entered into an agreement with Mr. Kevin C. Johnson on April 24, 2000, which provides that following a "Change in Control" of the Company, as defined in the agreement, if Mr. Johnson's employment is terminated other than for "Cause," as defined in the agreement, he is entitled to receive three years salary, bonus and other benefits if such termination occurs within 12 months of the change of control. This agreement supercedes any prior "Change in Control" agreements with Mr. Johnson.

       The Company entered into an agreement with Mr. David R. Schreiber on April 24, 2000, which provides that following a "Change in Control" of the Company, as defined in the agreement, if Mr. Schreiber's employment is terminated other than for "Cause," as defined in the agreement, he is entitled to receive three years salary, bonus and other benefits if such termination occurs within 12 months of the change of control. This agreement supercedes any prior "Change in Control" agreements with Mr. Schreiber.

       The Company entered into an agreement with Mr. Christopher J. Rausch on April 24, 2000, which provides that following a "Change in Control" of the Company, as defined in the agreement, if Mr. Rausch's employment is terminated other than for "Cause," as defined in the agreement, he is entitled to receive 75% of his annual salary, bonus and other benefits if such termination occurs within 12 months of the change of control.

      The Company entered into an employment agreement with Jack W. Snyder, M.D. on July 24, 2000 as the Chief Medical Officer and Senior Vice President. The agreement provides for an initial base salary of $290,000 per annum, the grant of options to purchase 50,000 shares of Common Stock with a 10-year term and an exercise price of $22.875 and a stock grant of 7,500 shares of Common Stock on April 2, 2001, provided Dr. Snyder continues to be employed through such date without having received notice of the Company's intent to terminate. This agreement provides that in the event of a termination of Dr. Snyder's employment other than for "Cause," as defined in the agreement, he is entitled to receive one year's salary (and certain other benefits) if such termination occurs within a year after a "Change in Control," as defined in the agreement, or six month's salary (and certain other benefits) if such termination occurs otherwise. Subject to the foregoing, this agreement is subject to termination at will by either party.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


OWNERSHIP OF VOTING STOCK BY CERTAIN BENEFICIAL OWNERS

      The following table sets forth information with respect to the only persons who, to the best knowledge of the Company, beneficially owned more than five percent of the Common Stock of the Company as of February 21, 2001. Unless otherwise indicated below, each person included in the table has sole voting and investment power with respect to all shares included therein.

                                                          Amount and Nature
                            Name and Address of             of Beneficial           Percent
   Title of Class            Beneficial Owner                  Ownership          of Class(1)
   --------------            ----------------                  ---------          -----------
Common Stock          G. S. Beckwith Gilbert et al             1,825,387 (2) (3)     24.6% (3)
                      47 Arch Street
                      Greenwich, CT 06830

Common Stock          Oracle Management Partners, Inc.           724,350              9.8%
                      and Affiliates
                      712 E 5th Avenue - 45th Floor
                      New York, NY  10019

Common Stock          Westfield Capital Management               618,650              8.4%
                      One Financial Center
                      Boston, MA  02111

Common Stock          HLM Management Co., Inc.                   460,900              6.2%
                      222 Berkeley Street
                      Boston, MA  02116

(1) For the purposes of this table, "Percent of Class" held by each person has been calculated based on a total class equal to the sum of (i) 7,385,450 shares of Common Stock issued and outstanding on February 21, 2001 plus
     (ii) for such person the number of shares of Common Stock subject to stock options or warrants presently exercisable, or exercisable within 60 days after February 21, 2001, held by that person, and which percent is rounded to the nearest whole number.

(2) Mr. Gilbert has shared voting and investment power with respect to 121,951 shares included in the table above.

(3) As of February 21, 2001, Mr. Gilbert cannot vote, without restriction, any Common Stock or other voting securities of the Company beneficially owned by him representing greater than 20% of the total voting power of the Company's voting securities outstanding from time to time, or 1,477,090 votes as of February 21, 2001. Excess votes above this amount are required to be voted in proportion to the votes cast by all other shareholders of the Company.

OWNERSHIP OF VOTING STOCK BY MANAGEMENT

       The following table gives information concerning the beneficial ownership of the Company's Common Stock as of February 21, 2001 by each director and each of the executive officers named in the summary compensation table and all current directors and executive officers (as of February 21, 2001) as a group.

                                                 Total Shares
                                                 Beneficially     Direct       Right to      Percent of
Beneficial Owners                                 Owned(1)(2)    Ownership    Acquire(3)      Class(4)
-----------------                                 -----------    ---------    ----------      --------
Steven T. Clayton                                         --            --           --            --  (5)
Bruce K. Crowther                                      7,200         2,231        4,969            --  (5)
John P. Davis                                        208,610        69,360      139,250          2.8%
E. Timothy Geary                                       8,721         2,677        6,044            --  (5)
G. S. Beckwith Gilbert                             1,825,387     1,803,140       22,247         24.6%  (6)
Kevin C. Johnson                                     161,817         1,817      160,000          2.1%
Valerie B. Palmieri                                    3,052            52        3,000            --  (5)
David R. Schreiber                                        --            --           --            --  (5)
Jeffrey L. Sklar, M.D., Ph.D.                         22,987           621       22,366            --  (5)
Martin J. Stefanelli                                   3,500            --        3,500            --  (5)

All current directors and executive officers
   as a group (14 persons)                         2,246,674     1,879,898      366,776         29.0%

(1) The information as to beneficial ownership is based on statements furnished to the Company by its executive officers and directors. Each executive officer and director has sole voting and sole investment power with respect to his respective shares listed above, except that the shares reported for Mr. Gilbert include 121,951 shares which are held by a trust of which Mr. Gilbert is a trustee, as to which Mr. Gilbert shares voting and investment powers. Amounts shown for Mr. Johnson include 1,817 shares held in the Company's 401(K) Retirement Plan.

(2) Includes shares listed under the captions "Direct Ownership" and "Right to Acquire," as well as shares held in the Company's 401(K) Retirement Plan which are beneficially owned by the named individuals.

(3) Individuals have the right to acquire these shares within 60 days of February 21, 2001 by the exercise of stock options or through purchases under the Company's Employee Stock Purchase Plan.

(4) For the purposes of this table, "Percent of Class" held by each individual has been calculated based on a total class equal to the sum of (i) 7,385,450 shares of Common Stock issued and outstanding on February 21, 2001 plus (ii) for such individual the number of shares of Common Stock subject to stock options presently exercisable, or exercisable within 60 days after February 21, 2001, held by that individual, and which percent is rounded to the nearest whole number.

(5)  Owns less than 1% of the outstanding Common Stock.

(6) As of February 21, 2001, Mr. Gilbert cannot vote, without restriction, any Common Stock or other voting securities of the Company beneficially owned by him representing greater than 20% of the total voting power of the Company's voting securities outstanding from time to time, or 1,477,090 votes as of February 21, 2001. Excess votes above this amount are required to be voted in proportion to the votes cast by all other shareholders of the Company.

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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements, Financial Statement Schedules Filed.

       1) Financial Statements - See accompanying Consolidated Financial Statements and Schedules, Pages F-1 through F-18.

       2) Financial Statement Schedules - See accompanying Consolidated Financial Statements and Schedules, Pages F-1 through F-18.

       3)    Exhibits - Refer to 14(c) below.

(b)    Reports:

       The Company filed no reports on Form 8-K in the fourth quarter of 2000 with the Securities and Exchange Commission.

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

10.31  Warrant No. 1, dated as of October 4, 1995, by the Registrant in favor of
       G. S. Beckwith Gilbert.

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

10.49 Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Ralph M. Richart, M.D. (incorporated by reference to Exhibit
       10.4 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

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

10.52 Amendment Agreement date December 23, 1999 by and among DIANON Systems, Inc. and A. Bruce Shapiro, Ralph M. Richart, Dana Shapiro, Kyto Meridien Diagnostics, L.L.C., Kyto Diagnostics L.P. and Meridien Diagnostics Labs, Inc. .

10.53 Change-of-Control Agreement, dated April 24, 2000, by the registrant and Kevin C. Johnson (incorporated by reference to Exhibit 10.01 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.54 Change-of-Control Agreement, dated April 24, 2000, by the registrant and David R. Schreiber (incorporated by reference to Exhibit 10.02 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.55 Change-of-Control Agreement, dated April 24, 2000, by the registrant and Christopher J. Rausch (incorporated by reference to Exhibit 10.03 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.56 Employment Agreement dated July 24, 2000 by and between DIANON Systems, Inc. and Jack W. Snyder (filed herewith).

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

DATED:    March 12, 2001

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

Signature                                    Title                    Date
---------                                    -----                    ----


/s/ KEVIN C. JOHNSON               President and                  March 12, 2001
---------------------------------  Chief Executive Officer
Kevin C. Johnson                   and a Director
                                   (Principal Executive Officer)

/s/ DAVID R. SCHREIBER             Senior Vice President,         March 12, 2001
---------------------------------  Finance and Chief Financial
David R. Schreiber                 Officer and a Director
                                   (Principal Financial and
                                     Accounting Officer)

/s/ JOHN P. DAVIS                  Chairman of the Board          March 12, 2001
---------------------------------
John P. Davis

/s/ G. S. BECKWITH GILBERT         Director and                   March 12, 2001
---------------------------------  Chairman of the
G. S. Beckwith Gilbert             Executive Committee

/s/ BRUCE K. CROWTHER              Director                       March 12, 2001
---------------------------------
Bruce K. Crowther

/s/ E. TIMOTHY GEARY               Director                       March 12, 2001
---------------------------------
E. Timothy Geary

/s/ JEFFREY L. SKLAR, M.D., Ph.D.  Director                       March 12, 2001
---------------------------------
Jeffrey L. Sklar, M.D., Ph.D.

                              DIANON SYSTEMS, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Page
                                                                     ----

Report of Independent Public Accountants                             F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999
F-3 & F-4

Consolidated Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998                                     F-5

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2000, 1999 and 1998                         F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998                                     F-7 & F-8

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To DIANON Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of DIANON Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DIANON Systems, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.




                                                         ARTHUR ANDERSEN LLP



Stamford, Connecticut
February 14, 2001

                              DIANON SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS AS OF
                           DECEMBER 31, 2000 AND 1999



                                                        2000            1999
                                                     ---------------------------
    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $12,515,424    $ 9,761,047
      Accounts receivable, net of allowance for
      bad debts of $1,302,096 and $1,010,266 at
      December 31, 2000 and 1999, respectively        21,413,404     19,477,904
   Prepaid expenses and employee advances              1,035,953      1,074,877
   Refundable income taxes                             2,245,894         --
   Inventory                                           1,417,247        911,473
   Deferred income taxes                                 774,150        986,471
                                                     ---------------------------
        Total current assets                          39,402,072     32,211,772
                                                     ---------------------------

PROPERTY AND EQUIPMENT, at cost
   Laboratory and office equipment                    14,930,672     12,142,415
   Leasehold improvements                              5,327,052      4,648,702
     Less - accumulated depreciation and
      amortization                                   (14,644,420)   (11,433,539)
                                                     ---------------------------
                                                       5,613,304      5,357,578
                                                     ---------------------------

INTANGIBLE ASSETS, net of accumulated amortization
   of $4,648,029 and $3,852,204 at December 31,
   2000 and 1999, respectively                        14,228,274     12,854,280

INVESTMENTS                                              500,000          --

DEFERRED INCOME TAXES                                  1,783,632      1,422,723

OTHER ASSETS                                             225,720        242,572
                                                     ---------------------------
      TOTAL ASSETS                                   $61,753,002    $52,088,925
                                                     ===========================

                              DIANON SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS AS OF
                     DECEMBER 31, 2000 AND 1999 (CONTINUED)



                                                                     2000         1999
                                                                 -----------      ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                               $977,817      $1,642,065
    Accrued employee compensation                                 1,909,767       1,103,903
    Accrued employee stock purchase plan                             18,682          10,212
    Accrued income taxes                                            342,500         751,056
    Current portion of capitalized lease obligations                 31,811          31,109
    Other accrued expenses                                        3,496,188       3,423,997
                                                                 -----------------------------
         Total current liabilities                                6,776,765       6,962,342
                                                                 -----------------------------

LONG-TERM PORTION LIABILITIES:
        Long-term note payable                                    2,500,000       6,000,000
        Long-term deferred tax liability                            202,072         313,783
        Long-term portion of capitalized lease obligations           15,427          47,238
                                                                 -----------------------------
         Total liabilities                                        9,494,264      13,323,363
                                                                 -----------------------------

STOCKHOLDERS' EQUITY:
    Common stock, par value $.01 per share, 20,000,000 shares authorized,
        7,397,323 and 7,060,749 shares issued and
        outstanding at December 31, 2000 and 1999, respectively      73,974          70,608
    Additional paid-in capital                                   35,877,828      29,428,647
    Retained earnings                                            16,427,788       9,828,769
    Common stock held in treasury, at cost - 12,620 and 58,734
        shares at December 31, 2000 and 1999, respectively         (120,852)       (562,462)
                                                                 -----------------------------
        Total stockholders' equity                               52,258,738      38,765,562
                                                                 -----------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $61,753,002     $52,088,925
                                                                =============================

                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                   2000            1999             1998
                                                              --------------- ---------------- ---------------

Net revenues                                                     $95,650,879      $76,097,031     $62,181,503

Cost of sales                                                     54,170,663       43,883,592      35,670,153
                                                              --------------- ---------------- ---------------

         GROSS PROFIT                                             41,480,216       32,213,439      26,511,350

Selling, general and administrative expenses                      28,955,060       24,176,265      21,240,527

Amortization of intangible assets                                    795,826          670,425         224,210

Research and development expenses                                  1,015,583          571,797         528,478
                                                              --------------- ---------------- ---------------

         INCOME FROM OPERATIONS                                   10,713,747        6,794,952       4,518,135

Interest income, net                                                 377,042          266,688         682,138

                                                              --------------- ---------------- ---------------

         INCOME BEFORE PROVISION FOR INCOME TAXES                 11,090,789        7,061,640       5,200,273

Provision for income taxes                                         4,491,770        2,930,581       2,245,943
                                                              --------------- ---------------- ---------------

         NET INCOME                                              $ 6,599,019      $ 4,131,059     $ 2,954,330
                                                              =============== ================ ===============

                  EARNINGS PER SHARE:
              BASIC                                              $       .92      $       .61     $        .44
              DILUTED                                            $       .84      $       .59     $        .43

                  WEIGHTED AVERAGE SHARES OUTSTANDING:
              BASIC                                                7,154,665        6,763,120       6,677,524
              DILUTED                                              7,839,638        7,053,161       6,902,080


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998





                                                                  Additional                     Common Stock
                                             Common Stock           Paid-In      Retained    Acquired for Treasury
                                          Shares       Amount       Capital      Earnings       Shares      Amount        Total
                                        ------------ ----------- ------------- ------------- ----------- ------------ -------------

                                        ------------ ----------- ------------- ------------- ----------- ------------ -------------
 BALANCE, December 31, 1997              6,791,320      $67,914  $27,880,223    $2,743,380    (197,617)  ($1,645,273) $29,046,244
     Stock options exercised                53,584          535      288,012            --          --           --       288,547
     Employee stock purchase plan               --          --      (499,193)           --     131,498    1,094,800       595,607
     Stock grants                           19,825          199      186,018            --          --           --       186,217
     Common stock acquired for                  --          --            --            --    (211,900)  (1,687,881)   (1,687,881)
        treasury
     Retired shares                        (56,000)        (560)    (456,940)           --      56,000      457,500            --
     Net income                                 --          --            --     2,954,330          --           --     2,954,330
                                        ------------ ----------- ------------- ------------- ----------- ------------ -------------
 BALANCE, December 31, 1998              6,808,729       68,088   27,398,120     5,697,710    (222,019)  (1,780,854)   31,383,064
     Stock options exercised               217,814        2,178    1,705,564            --          --           --     1,707,74
     Issuance of common stock               79,981          800      700,516            --     222,019    1,780,854     2,482,170
     Employee stock purchase plan               --           --      (22,136)           --       4,766       43,920        21,784
     Stock grants                            4,225           42       39,833            --          --           --        39,875
     Common stock acquired for                  --           --           --            --    (113,500)  (1,000,132)   (1,000,132)
        treasury
     Retired shares                        (50,000)        (500)    (393,250)           --      50,000      393,750            --
     Net income                                 --          --            --     4,131,059          --           --     4,131,059
                                        ------------ ----------- ------------- ------------- ----------- ------------ -------------
 BALANCE, December 31, 1999              7,060,749       70,608   29,428,647     9,828,769     (58,734)    (562,462)   38,765,562
     Stock options exercised               334,714        3,347    2,271,936            --          --           --     2,275,283
     Issuance of common stock                   --           --    1,009,184            --      36,633      350,816     1,360,000
     Tax effect for stock options               --           --    3,131,904            --          --           --     3,131,904
        exercised
     Employee stock purchase plan               --           --       (3,589)           --       9,481       90,794        87,205
     Stock grants                            1,860           19       39,746            --          --           --        39,765
     Net income                                 --           --           --     6,599,019          --           --     6,599,019
                                        ------------ ----------- ------------- ------------- ----------- ------------ -------------
 BALANCE, December 31, 2000              7,397,323      $73,974  $35,877,828   $16,427,788     (12,620)   ($120,852)  $52,258,738
                                        ============ =========== ============= ============= =========== ============ =============


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998





                                                                    2000             1999             1998
                                                               --------------- ---------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                    $6,599,019       $4,131,059      $2,954,330
Adjustments to reconcile net income to net cash provided
    by (used in) operations -
    Non-cash charges
      Depreciation and amortization                                4,006,706        3,489,544       2,786,821
      Tax effect of stock options exercised                        3,131,904               --              --
      Provision for bad debts                                        380,500               --              --
      Stock compensation expense                                      39,765           39,875         186,217
      Deferred tax provision                                        (260,299)        (470,063)       (365,999)
    Changes in other current assets and liabilities
      (Increase) decrease in accounts receivable                  (2,248,757)      (4,724,164)        337,054
      Increase in refundable income taxes                         (2,245,894)              --              --
      Increase in prepaid expenses and
         employee advances                                           (22,043)        (264,986)       (183,473)
      (Increase) decrease in inventory                              (505,774)          79,924        (212,042)
      (Increase) decrease in other assets                           (310,470)         296,603         256,073
      (Decrease) increase in accounts payable and other
         accrued liabilities                                        (407,989)       1,118,114      (2,979,916)
                                                               --------------- ---------------- ---------------
         Net cash provided by operating activities                 8,156,668        3,695,906       2,779,065
                                                               --------------- ---------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisitions of assets, net of liabilities assumed              (340,000)     (10,500,000)       (359,590)
    Capital expenditures                                          (3,393,670)      (2,263,528)     (1,864,824)
    Investments                                                     (500,000)              --              --
    Other                                                                 --            1,316              --
                                                               --------------- ---------------- ---------------
         Net cash used in investing activities                    (4,233,670)     (12,762,212)     (2,224,414)
                                                               --------------- ---------------- ---------------


                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)



                                                                     2000            1999             1998
                                                                --------------- --------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net (repayments) borrowings of note payable                   ($3,500,000)     $6,000,000     $          --
    Issuance of common stock                                               --          16,545                --
    Purchase of common stock acquired for treasury                         --      (1,000,132)       (1,687,881)
    Exercise of stock options                                       2,275,283       1,707,742           288,547
    Employee stock purchase plan                                       87,205          21,784           595,607
    Net (repayments) of capitalized lease obligations                 (31,109)        (44,662)          (25,910)
                                                                --------------- --------------- -----------------
      Net cash (used in) provided by financing activities          (1,168,621)      6,701,277          (829,637)
                                                                --------------- --------------- -----------------

      Net increase (decrease) in cash and cash equivalents          2,754,377      (2,365,029)         (274,986)

CASH AND CASH EQUIVALENTS,
    beginning of year                                               9,761,047      12,126,076        12,401,062
                                                                --------------- --------------- -----------------

CASH AND CASH EQUIVALENTS,
    end of year                                                   $12,515,424      $9,761,047       $12,126,076
                                                                =============== =============== =================



    Cash paid during the year:
      Interest                                                    $   366,277      $  281,318          $ 20,275
      Income taxes                                                  4,268,712       2,659,753         2,883,890


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Common Stock of $1,360,000 (36,633 shares) was issued in connection with the acquisition of John H. Altshuler, M.D., P.C. in 2000.
     Common Stock of $2,465,625 (222,019 shares) was issued in connection with the acquisition of KMD in 1999.


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

         The Company operates in one reportable segment, the medical laboratory industry. Its testing services are separated based upon the nature of the test: anatomic pathology testing and clinical chemistry testing. Anatomic pathology testing is characterized by tissue or cell specimens that are interpreted by physicians. Clinical chemistry testing is characterized by blood or urine specimens that are interpreted through highly automated processes. Net revenues by type of test for fiscal year 2000, 1999 and 1998 are presented below:




                                                    Year Ended December 31
                                        -----------------------------------------------
                                             2000            1999            1998
                                        --------------- --------------- ---------------
Anatomic pathology testing                 $80,539,804     $60,523,215     $48,151,160
Clinical chemistry testing                  15,111,075      15,573,816      14,030,343
                                        --------------- --------------- ---------------
     Consolidated net revenues             $95,650,879     $76,097,031     $62,181,503
                                        =============== =============== ===============


      The Company's operations are conducted entirely in the United States. No customer accounted for more than 10% of the Company's revenues; however, in 2000, 1999 and 1998, respectively, approximately 37%, 31% and 33% of the Company's net revenues were derived from testing performed for beneficiaries under the Medicare and Medicaid programs. These figures include the 20% co-payment portion normally billed to patients.

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

      Effective May 1, 1999, the Company acquired substantially all the assets of an outpatient OB/GYN laboratory with locations in Woodbury and New City, New York ("Kyto Meridien Diagnostics, L.L.C." or "KMD"). The acquisition price was approximately $13.0 million and was financed through a combination of available cash and drawdowns of the Company's credit line, as well as through the issuance of Common Stock. The purchase price was primarily allocated to customer lists ($7.5 million), goodwill ($5.6 million), laboratory and office equipment ($400,000), and client receivables ($400,000), partially offset by accrued liabilities ($930,000). The acquisition has been accounted for pursuant to the purchase method of accounting.

      Pro forma net revenues (unaudited) for the twelve months ended December 31, 1999 and 1998, adjusted as if the acquisitions for KMD and PRL had occurred January 1, 1998, approximate $79.7 million and $73.6 million, respectively. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.

      Effective October 1, 2000, the Company acquired substantially all of the assets of John H. Altshuler, M.D., P.C., a pathology physician practice located in Englewood, Colorado, which specializes in dermatopathology and GYN pathology. The acquisition price was approximately $1.7 million and was financed through a combination of available cash and the issuance of Common Stock. Approximately $300,000 of the purchase price is payable pursuant to a contingent earn-out agreement. The purchase price was primarily allocated to customer lists ($1.0 million), goodwill ($670,000), lab and office equipment ($73,000), and client receivables ($67,000), partially offset by accrued liabilities of ($110,000). The acquisition has been accounted for pursuant to the purchase method of accounting. Pro forma consolidated net income and earnings per share, had the acquisition occurred January 1, 2000, would not differ materially from the reported amounts.



      In the fourth quarter of 2000, the Company purchased preferred shares in and exclusive sales and distribution rights from Response Genetics, an applied genomic products and services company for an aggregate purchase price of $1.0 million. The Company allocated the total investment to the distribution rights ($500,000) and the preferred equity ($500,000) based on management's estimations of future benefits from Response Genetics.

(3)   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -

      The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates -

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents -

      The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, the Company had approximately $12.5 million and $9.8 million, respectively, invested in short-term U.S. treasury funds with maturities of less than three months. The carrying amount of the cash equivalents approximates its fair value due to the relatively short period to maturity of these instruments. Interest income per the consolidated statements of operations is presented net of interest expense of $366,277, $281,318 and $32,529 for 2000, 1999 and 1998,
respectively.

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

      The Company has capitalized approximately $402,000, $70,000 and $443,000 in internally developed software costs in 2000, 1999 and 1998, respectively. These costs relate to the purchase of external materials and direct payroll costs associated with software development. The Company is amortizing these costs on a straight-line basis over three years.

Intangible Assets -

      Intangible assets are amortized on a straight-line basis over the respective economic life as follows:


                                                Years
                                                -----
            Goodwill                            10 - 30
            Acquired workforce                  15
            Customer lists                      7 - 15
            Non-compete agreements              4
            Distribution rights agreements      3


      The Company periodically reviews the anticipated revenues related to intangible assets to determine whether any adjustments to their carrying values are necessary. Based on the guidelines of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company believes that no material impairment exists for any of the intangible assets as of December 31, 2000. Impairments are recognized in operating results when a permanent diminution in carrying value occurs.

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

Income Taxes -

      The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates and regulations.

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

Below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                           2000            1999            1998
                                                                           ----            ----            ----

       BASIC EARNING PER SHARE:
       Weighted-average number of common shares outstanding              7,154,665       6,763,120       6,677,524

       DILUTIVE EFFECT OF:
       Stock options                                                       684,973         290,041         224,556
                                                                     --------------  --------------  --------------

       DILUTED EARNINGS PER SHARE:
       Weighted-average number of common shares outstanding              7,839,638       7,053,161       6,902,080
                                                                     ==============  ==============  ==============

       NET INCOME                                                       $6,599,019      $4,131,059      $2,954,330
                                                                     ==============  ==============  ==============

       BASIC EARNINGS PER SHARE                                              $0.92           $0.61           $0.44
                                                                     ==============  ==============  ==============

       DILUTED EARNINGS PER SHARE                                            $0.84           $0.59           $0.43
                                                                     ==============  ==============  ==============


         Options to purchase 341,890, 55,925 and 474,756 shares of common stock at prices ranging from $30.00 through $39.063, $9.75 through $12.25 and $7.625 through $12.25, respectively, were outstanding as of December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

Reclassifications -

         Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year presentation.

(4)      INCOME TAXES
    The income tax provisions for the years ended December 31, 2000, 1999 and 1998 consist of the following:



                                                                  Year Ended December 31
                                                      -----------------------------------------------
                                                           2000            1999            1998
                                                      ---------------- -------------- ---------------
Current
    Federal                                               $3,848,554     $2,707,951     $2,071,854
    State                                                    903,515        692,693        540,088
                                                      ---------------- -------------- ---------------
         Total current                                     4,752,069      3,400,644      2,611,942
                                                      ---------------- -------------- ---------------
Deferred
    Federal                                                 (210,809)      (405,959)      (280,806)
    State                                                    (49,490)       (64,104)       (85,193)
                                                      ---------------- -------------- ---------------
         Total deferred                                     (260,299)      (470,063)      (365,999)
                                                      ---------------- -------------- ---------------

Total provision for income taxes                          $4,491,770     $2,930,581     $2,245,943
                                                      ================ ============== ===============


The reasons for the differences between the statutory and effective rates are as follows:


                                                                  Year Ended December 31
                                                        --------------------------------------------
                                                              2000           1999           1998
                                                        --------------- -------------- -------------
Statutory federal income tax rate                             34.0%          34.0%          34.0%
State taxes, net of federal tax benefit                        4.9            5.4            5.8
Non-deductible expenses                                        1.6            1.6            1.7
Other                                                          0.0            0.5            1.7
                                                        --------------- -------------- -------------
                                                              40.5%          41.5%          43.2%
                                                        =============== ============== =============

    The net deferred tax asset is a result of the following temporary differences:


                                                                Year Ended December 31
                                                              -------------- ----------------
                                                                  2000            1999
                                                              -------------- ----------------
Allowance for bad debts                                          $547,065         $446,829
Accrued expenses                                                  163,846          372,737
Depreciation                                                    1,706,777        1,381,722
Compensation not currently recognized for tax reporting            14,142          117,428
Amortization                                                     (135,162)        (268,671)
Inventory obsolescence reserve                                     55,779           49,475
Other                                                               3,263           (4,109)
                                                              -------------- ----------------
                                                               $2,355,710       $2,095,411
                                                              ============== ================

(5)      LEASE OBLIGATIONS

         Included in property and equipment at December 31, 2000 and 1999 is laboratory and office equipment held under capitalized leases as follows:

                                                 Year Ended    December 31
                                             --------------- --------------
                                                  2000           1999
                                                  ----           ----
    Property and equipment                        $303,325      $303,325
    Less - accumulated depreciation               (262,512)     (223,867)
                                             --------------- -------------
                                                  $ 40,813      $ 79,458
                                             =============== =============

         The future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments at December 31, 2000 are:

                                                     Capital       Operating
                                                      Leases         Leases
                                                      ------         ------
    2001                                             $34,440      $1,975,609
    2002                                              15,728       1,711,099
    2003                                                  --         919,177
    2004                                                  --         409,659
    2005                                                  --         238,620
                                                  ----------- ---------------
    Minimum lease payments                            50,168       5,254,164
    Less - amount representing interest                2,930              --
                                                  ----------- ---------------
    Present value of total minimum lease payments    $47,238      $5,254,164
                                                  ========== ===============

         Total rental expense relating to operating leases for the years ended December 31, 2000, 1999, and 1998 was $1,841,312, $1,560,754 and $1,117,967,
respectively.

         The Company leases office and laboratory facilities in Connecticut, Tampa, New York, Colorado and Texas. In addition, the Company leases offices in Connecticut, Illinois, North Carolina and Massachusetts. The Company also leases a record storage facility in Connecticut and a processing center in Ohio. These leases have one to five year terms, and various renewal options for up to ten years.

(6)   LONG-TERM NOTE PAYABLE

      As of December 31, 2000, the Company had borrowed $2.5 million under its $15 million line of credit. In December 2000, the loan was extended and certain covenants were modified. The loan bears interest at a rate per annum equal to LIBOR plus 0.75% - 1.50%. Due to the fluctuating interest rates, the loan is always stated at fair market value. The interest rate as of December 31, 2000 was 7.45%. Interest is payable monthly and the principal is due and payable in full by August 31, 2003. The loan agreement contains various provisions including those related to financial and negative covenants relating to current ratio, EBITDA ratio, funded debt, EBITDA, interest coverage ratio, debt service coverage ratio, fixed assets, acquisitions, limitation on debt and limits on loans and advances. As of December 31, 2000, the Company is in compliance with all of its covenants relating to this arrangement.

(7)   STOCK-BASED COMPENSATION PLANS

      In June 1991, the Company adopted the 1991 Stock Incentive Plan which provides for up to 400,000 shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), to be reserved for potential future issuance of stock options or awards. This plan is the successor to the Company's previous plan which expired. As of December 31, 2000, 22,097 shares of granted Common Stock are available under the 1991 Stock Incentive Plan for future issuance. The majority of the options vest 40% in the second year after grant and 20% each year thereafter and expire ten years from the original grant date.

      In October 1996, the Company's shareholders approved the Company's adoption of the 1996 Stock Incentive Plan, which provides for up to 700,000 shares of Common Stock to be reserved for potential future issuance of stock options or awards. This plan is the successor to the 1991 Stock Incentive Plan for which only a limited number of shares of Common Stock remain available for grants. As of December 31, 2000, 419 shares of Common Stock are available under the 1996 Stock Incentive Plan. The majority of options issued to officers and key employees of the Company vest at a rate of 40% in the second year after grant and 20% per year thereafter or 40% in the third year after grant and 20% per year thereafter and expire ten years from the original date of grant. The majority of options issued to directors vest at a rate of 10% per quarter and expire ten years from the original date of grant.

      In October 1999, the Company's shareholders approved the Company's adoption of the 1999 Stock Incentive Plan, which provides for up to 300,000 shares of Common Stock to be reserved for potential future issuance of stock options or awards. This plan is the successor to the 1996 Stock Incentive Plan for which only a limited number of shares of Common Stock remain available for grants. As of December 31, 2000, 26,975 shares of Common Stock are available under the 1999 Stock Incentive Plan. The majority of options issued to officers and key employees of the Company vest at a rate of 40% in the second year after grant and 20% per year thereafter and expire ten years from the original date of grant. The majority of options issued to directors vest at a rate of 10% per quarter and expire ten years from the original date of grant.

      In October 2000, the Company's shareholders approved the Company's adoption of the 2000 Stock Incentive Plan, which provides for up to 400,000 shares of Common Stock to be reserved for potential future issuance of stock options or awards. This plan is the successor to the 1999 Stock Incentive Plan for which only a limited number of shares of Common Stock remain available for grants. As of December 31, 2000, 71,750 shares of Common Stock are available under the 2000 Stock Incentive Plan. The majority of options issued to officers and key employees of the Company vest at a rate of 20% per year and expire ten years from the original date of grant. The majority of options issued to directors vest at a rate of 10% per quarter and expire ten years from the original date of grant.

      The Company accounts for these plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                   2000          1999          1998
                                                   ----          ----          ----
Net Income:                    As Reported      $6,599,000    $4,131,000    $2,954,000
                               Pro Forma        $5,919,000    $3,467,000    $2,300,000
Basic earnings per share:      As Reported         $.92          $.61          $.44
                               Pro Forma           $.83          $.51          $.34
Diluted earnings per share:    As Reported         $.84          $.59          $.43
                               Pro Forma           $.76          $.49          $.33

         For purposes of the pro forma information above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, repectively: risk-free interest rates of 6.02%, 5.88% and 5.38%, respectively; expected volatility of 71%, 67% and 71%, respectively; and expected lives of 5.3 years for 2000, 4.3 years for 1999 and 8.6 years for 1998. A summary of the status of the Company's four fixed stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:


                                                            2000                       1999                           1998
                                                          WEIGHTED                   WEIGHTED                        WEIGHTED
                                                          AVERAGE                    AVERAGE                         AVERAGE
                                           2000           EXERCISE        1999       EXERCISE         1998           EXERCISE
FIXED OPTIONS                             SHARES           PRICE         SHARES       PRICE          SHARES           PRICE
-------------                             ------           -----         ------       -----          ------           -----
Outstanding at beginning of  year          781,525         $7.37         884,454       $7.28          781,458         $7.24
Granted                                    657,915         28.41          90,085        8.98          265,060          7.13
Exercised                                 (320,814)         6.89         (93,014)       7.63          (43,584)         4.99
Forfeited / canceled                       (31,004)         9.82        (100,000)       7.46         (118,480)         7.53
                                        ------------                   -----------                 ------------
Outstanding at end of year               1,087,622         20.17         781,525        7.37          884,454          7.28
                                        ------------                   -----------                 ------------
Options exercisable at year-end            147,202          7.59         284,718        6.94          203,993          6.67
Weighted-average fair value of
   options granted                        $22.27                         $5.17                        $5.43


         The table below contains information with respect to the 1,087,622 options outstanding for the Company's 1991, 1996, 1999 and 2000 Stock Incentive Plan as of December 31, 2000:


                                 EXERCISE PRICE                                           EXERCISABLE OPTIONS
                      --------------------------------------                       -----------------------------------
      OPTIONS                                 WEIGHTED            REMAINING                         WEIGHTED AVERAGE
    OUTSTANDING             RANGE             AVERAGE          CONTRACTUAL LIFE        OPTIONS       EXERCISE PRICE
    -----------             -----             -------          ----------------        -------       --------------
       27,013           $4.13 - $6.00          $5.07                 5.2                 26,178          $5.05
      367,400           $6.01 - $9.00          $7.64                 7.2                103,590          $7.81
      349,359          $9.01 - $24.00         $16.70                 8.9                 17,339         $10.07
      343,850          $24.01 - $40.00        $38.27                 9.9                     95         $26.00

         In August 1999, the Company adopted a new Employee Stock Purchase Plan (the "ESPP" or "Plan") as described in Section 423 of the Internal Revenue Code. The Company has reserved a maximum of 300,000 shares of Common Stock to be sold to employees under the Employee Stock Purchase Plan. No more than 100,000 shares of Common Stock will be available for purchase under the Plan in any calendar year and no participating employee may purchase more than 500 shares of Common Stock in any calendar quarter, which is referred to in the Plan as an "Offering Period". The first Offering Period began on January 1, 2000. The purchase price for these shares will be 85% of the fair market value of a share of Common Stock on the last day of each Offering Period, which is referred to in the Plan as the "Exercise Date".

8)    RELATED PARTIES

      The Company pays a stockholder, who is also Chairman Emeritus, and who was a director until January 1995, a royalty of 6% of revenue on sales of certain technology covered by a license agreement. In addition, the Company provides this stockholder with certain insurance benefits, the use of an automobile and the reimbursement of expenses incident to his performance as a consultant to the Company. The Company paid licensing and royalty fees to this stockholder of approximately $12,000, $30,000 and $27,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

      Pursuant to his employment agreement, the President of the Company received a loan in 1996 totaling $150,000 which bears interest at 5.9%, payable annually, and is repayable upon termination of his employment with the Company. In addition, pursuant to the terms of such agreement the loan principal is being forgiven at a rate of $2,500 per month over the period January 1998 through December 2002 if the President continues to be employed by the Company. Pursuant to the terms of such agreement, the current outstanding balance on the loan was $60,000 on December 31, 2000.

      The President of the Company is a shareholder and board member of Medical Logistics Inc., a company that provides logistics for a variety of healthcare providers. The Company began using Medical Logistics Inc. in the fourth quarter of 1999 for a limited number of logistic routes. The Company paid approximately $194,000 and $11,000 in 2000 and 1999, respectively, to Medical Logistics Inc.

      In December 1999, the Company modified an existing loan agreement with an officer of the Company, for approximately $55,000, bearing interest at 8.25% per annum through December 31, 1999. The loan is payable at a rate of $1,000 per month, commencing January 1, 2000, with the remaining outstanding balance due in full no later than December 31, 2002 or upon termination of employment with the Company. As of December 31, 2000, the outstanding balance was approximately $43,000.

      In connection with the acquisition of John H. Altshuler, M.D., P.C. (see
Note 2), the Company entered into a lease for an office and laboratory facility located in Englewood, Colorado for a one-year term commencing October 1, 2000. There is an option to renew the lease for one year. John H. Altshuler, M.D., and Barbara A. Altshuler are owners in joint tenancy of this laboratory facility.

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

      The Company has received a subpoena dated November 14, 2000, issued by the United States Attorney's Office for Connecticut, requesting the production of a variety of documents, with a particular focus on documents relating to billing for tumor biomarkers, DNA testing and screening tests. The Company is cooperating with the United States Attorney's Office regarding this matter, which is in a very preliminary stage.

 (10) EMPLOYEE BENEFIT PLAN

      The Company has established a 401(k) employee benefit plan in which participants receive certain benefits upon retirement, death or termination of employment. The Company approved a new 401(k) plan, effective February 1, 2000, which increases the Company match from 20% of the contributions made by employees up to 1% of their total annual salary (subject to tax code limits) to 50% of the contributions made by employees up to 3% of their total annual salary (subject to tax code limits). The Company contributed approximately $607,000, $200,000 and $132,000 to the plan during 2000, 1999 and 1998, respectively. The Company offers no other post-retirement benefits or post-employment benefits to its employees.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To DIANON Systems, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of DIANON Systems, Inc. and subsidiary companies included in this Form 10-K and have issued our report thereon dated February 14, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                         ARTHUR ANDERSEN LLP



Stamford, Connecticut
February 14, 2001

                              DIANON SYSTEMS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



                                                Balance at      Provision                    Charged to
                                               Beginning of    Charged to     Charges to        Other         Balance at
                                                   Year          Expense       Allowance     Accounts (a)    End of Year
                                               -------------- -------------- -------------- --------------- ---------------

For the year ended December 31, 1998:
    Allowance for bad debts                      $1,292,095             --     $(334,036)         $75,000      $1,033,059
    International restructuring reserve              20,071             --       (20,071)              --              --

For the year ended December 31, 1999:
    Allowance for bad debts                      $1,033,059             --     $ (72,793)         $50,000      $1,010,266

For the year ended December 31, 2000:
    Allowance for bad debts                      $1,010,266       $380,500     $(103,670)         $15,000      $1,302,096


(a) Amounts charged to other accounts represent purchase accounting adjustments related to the acquisitions of PRL, KMD and John

EXHIBIT INDEX
-------------

Exhibit
Document No.                           Reference
------------                           ---------

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

Exhibit
Document No.                           Reference
------------                           ---------


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

10.31 Warrant No. 1, dated as of October 4, 1995, by the Registrant in favor of G. S. Beckwith Gilbert.

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

10.37 Amendment to Warrant Certificate No. W-1 dated as of October 2, 1996 between the Registrant and G. S. Beckwith Gilbert.

10.38 Severance Agreement dated February 27, 1997 by the Registrant and Richard A. Sandberg.**

10.39       Amendment dated April 30, 1997 by the Registrant and Richard A.
            Sandberg.**

10.40 Security Agreement dated April 30, 1997 by the Registrant and Richard A. Sandberg.**

10.41 Secured Promissory Note dated April 30, 1997 by the Registrant and Richard A. Sandberg.**

Exhibit
Document No.                           Reference                                      Page #
------------                           ---------                                      ------

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

10.49       Employment Agreement dated May 1, 1999 by and between DIANON
            Systems, Inc. and Ralph M. Richart, M.D. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).

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

10.52       Amendment Agreement date December 23, 1999 by and among DIANON
            Systems, Inc. and A. Bruce Shapiro, Ralph M. Richart, Dana Shapiro,
            Kyto Meridien Diagnostics, L.L.C., Kyto Diagnostics L.P. and
            Meridien Diagnostics Labs, Inc..

10.53 Change-of-Control Agreement, dated April 24, 2000, by the registrant and Kevin C. Johnson (incorporated by reference to Exhibit 10.01 to the Registrants Quarterly Report on Form 10-Q for the quarter ended
            September 30, 2000).

10.54 Change-of-Control Agreement, dated April 24, 2000, by the registrant and David R. Schreiber (incorporated by reference to Exhibit 10.02 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.55 Change-of-Control Agreement, dated April 24, 2000, by the registrant and Christopher J. Rausch (incorporated by reference to Exhibit
            10.03 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.56       Employment Agreement dated July 24, 2000 by and between DIANON
            Systems, Inc. and Jack W. Snyder (filed herewith).                       E2-E8

11.1        Statement re: computation of per share earnings. *

21.1 List of Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Registrant's Registration Statement No.
            33-41226).

23.1        Consent of Arthur Andersen LLP (filed herewith).                            E1

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
