Form 10-Q
period 2001-03-31
DIANON SYSTEMS INC
filed 2001-05-09
CIK 779282

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to


                        Commission file number 000-19392


                              DIANON SYSTEMS, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)



              Delaware                                        06-1128081
      ------------------------                            -------------------
      (State of incorporation)                            (IRS Employer
                                                         Identification No.)



     200 Watson Blvd, Stratford, CT                             06615
--------------------------------------------------------------------------------
 (Address of principal executive offices)                     (zip code)



       Registrant's telephone number, including area code: (203) 381-4000



                                 NOT APPLICABLE

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares of registrant's Common Stock, $.01 par value, outstanding on April 10, 2001 was 7,394,950 shares.

                              DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX

Part I FINANCIAL INFORMATION                                  PAGE NO.
----------------------------                                  --------

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets as of March 31, 2001
         and December 31, 2000.                                    3

         Income Statements for the three months
         ended March 31, 2001 and 2000.                            4

         Statements of Stockholders' Equity for the three
         months ended March 31, 2001 and 2000.                     5

         Statements of Cash Flows for the three months
         ended March 31, 2001 and 2000.                            6

         Notes to Financial Statements.                            7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS          8-11

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                        11


Part II  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON  FORM 8-K                        12

Signatures                                                        13



                                                     DIANON SYSTEMS, INC.
                                                        BALANCE SHEETS

                                                                                           MARCH 31,         DECEMBER 31,
                                                                                            2001                 2000
                                                                                     -------------------- -------------------
                   ASSETS                                                                (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                                             $11,777,865        $ 12,515,424
      Accounts receivable, net of allowances of $1,302,096 and
        $1,302,096, respectively                                                             22,973,607          21,413,404
      Prepaid expenses and employee advances                                                                      1,035,953
                                                                                              1,472,652

      Refundable income taxes                                                                   900,776           2,245,894
      Inventory                                                                               1,422,324           1,417,247
      Deferred income tax asset                                                                 729,417             774,150
                                                                                     -------------------- -------------------
        Total current assets                                                                 39,276,641          39,402,072
                                                                                     -------------------- -------------------
PROPERTY AND EQUIPMENT, at cost
      Laboratory and office equipment                                                        15,386,471          14,930,672
      Leasehold improvements                                                                  5,425,769           5,327,052
         Less - accumulated depreciation and amortization                                   (15,449,107)        (14,644,420)
                                                                                     --------------------- ------------------
                                                                                              5,363,133           5,613,304
                                                                                     --------------------- ------------------
INTANGIBLE ASSETS, net of accumulated amortization of
        $4,903,397 and $4,648,029 respectively                                               13,972,909          14,228,274
DEFERRED INCOME TAX ASSET                                                                     1,719,138           1,783,632
OTHER ASSETS                                                                                    718,220             725,720
                                                                                     -------------------- -------------------
        TOTAL ASSETS                                                                        $61,050,041         $61,753,002
                                                                                     ==================== ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                                      $ 1,488,268           $ 977,817
      Accrued employee compensation                                                             689,627           1,909,767
      Current portion of capitalized lease obligations                                           37,612              31,811
      Other accrued expenses                                                                  4,124,429           3,857,370
                                                                                     -------------------- -------------------
        Total current liabilities                                                             6,339,936           6,776,765
                                                                                     --------------------- ------------------
LONG-TERM LIABILITIES:
      Long-term note payable                                                                          -           2,500,000
      Long-term deferred tax liability                                                          186,773             202,072
      Long-term portion of capitalized lease obligations                                          7,070              15,427
                                                                                     -------------------- -------------------
        Total Liabilities                                                                     6,533,779           9,494,264
                                                                                     -------------------- -------------------
STOCKHOLDERS' EQUITY:
      Common stock, par value $.01 per share, 20,000,000 shares authorized,
         7,407,068 and 7,397,323 shares issued and
         outstanding at March 31, 2001 and December 31, 2000, respectively                       74,071              73,974
      Additional paid-in capital                                                             36,080,584          35,877,828
      Retained earnings                                                                      18,477,652          16,427,788
      Common stock held in treasury, at cost - 12,118 and 12,620
         shares at March 31, 2001 and December 31, 2000, respectively                          (116,045)           (120,852)
                                                                                     --------------------- ------------------
         Total stockholders' equity                                                          54,516,262          52,258,738
                                                                                     --------------------- ------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $61,050,041        $ 61,753,002
                                                                                     ===================== ==================

                                 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                              DIANON SYSTEMS, INC.
                                INCOME STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 and 2000
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         2001              2000
                                                    ---------------- -----------------
Net revenues                                            $26,802,607       $22,078,913

Cost of goods                                            14,994,798        12,747,168
                                                    ---------------- -----------------
     GROSS PROFIT                                        11,807,809         9,331,745

Selling, general and administrative expenses              7,869,837         6,884,469

Amortization of intangible assets                           255,368           202,716

Research and development expenses                           351,589           171,810
                                                    ---------------- -----------------
     INCOME FROM OPERATIONS                               3,331,015         2,072,750

Interest income, net                                        114,134            44,227
                                                    ---------------- -----------------
     INCOME BEFORE PROVISION FOR
        INCOME  TAXES                                     3,445,149         2,116,977

Provision for income taxes                                1,395,285           857,376
                                                    ---------------- -----------------
     NET INCOME                                         $ 2,049,864       $ 1,259,601
                                                    ================ =================

     EARNINGS PER SHARE
           BASIC                                               $.28              $.18
           DILUTED                                             $.26              $.17

     WEIGHTED AVERAGE SHARES OUTSTANDING
           BASIC                                          7,387,647         7,040,376
           DILUTED                                        8,006,625         7,597,009




        The accompanying notes to consolidated financial statements are an integral part of these statements.




                                             DIANON SYSTEMS, INC.
                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                  (UNAUDITED)

                                                                           Additional
                                                Common Stock                Paid-In        Retained
                                          Shares             Amount         Capital        Earnings
                                         ---------------------------    ---------------- --------------
BALANCE, December 31, 1999               7,060,749     $     70,608     $ 29,428,647      $  9,828,769
     Stock options exercised                62,507              625          399,293                --
     Employee stock purchase plan               --               --          (37,081)               --
     Stock grants                              745                7            9,957                --
     Net income                                 --               --               --         1,259,601
                                      ------------     ------------     ------------      ------------
BALANCE, March 31, 2000                  7,124,001     $     71,240     $ 29,800,816      $ 11,088,370
                                      ============     ============     ============      ============


BALANCE, December 31, 2000               7,397,323     $     73,974      $35,877,828       $16,427,788
     Stock options exercised                 9,500               95           79,467                --
     Tax effect for stock options
      exercised                                 --               --           99,572                --

     Employee stock purchase plan               --               --           13,904                --
     Stock grants                              245                2            9,813                --
     Net income                                 --               --               --         2,049,864
                                      ------------     ------------     ------------      ------------
BALANCE, March 31, 2001                  7,407,068     $     74,071      $36,080,584       $18,477,652
                                      ============     ============     ============      ============





                                             DIANON SYSTEMS, INC.
                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                  (UNAUDITED)

(continued)

                                                  Common Stock
                                              Acquired for Treasury
                                               Shares        Amount          Total
                                         ----------------------------- ---------------
BALANCE, December 31, 1999                 (58,734)     ($   562,462)     $ 38,765,562
     Stock options exercised                    --                --           399,918
     Employee stock purchase plan            7,418            71,038            33,957
     Stock grants                               --                --             9,964
     Net income                                 --                --         1,259,601
                                      ------------      ------------      ------------
BALANCE, March 31, 2000                    (51,316)     ($   491,424)     $ 40,469,002
                                      ============      ============      ============


BALANCE, December 31, 2000                 (12,620)     ($   120,852)     $ 52,258,738
     Stock options exercised                    --                --            79,562
     Tax effect for stock options
      exercised                                 --                --            99,572
     Employee stock purchase plan              502             4,807            18,711
     Stock grants                               --                --             9,815
     Net income                                 --                --         2,049,864
                                      ------------      ------------      ------------
BALANCE, March 31, 2001                    (12,118)     ($   116,045)     $ 54,516,262
                                      ============      ============      ============



          The accompanying notes to consolidated financial statements are an integral part of these statements.




                                             DIANON SYSTEMS, INC.
                                           STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                  (UNAUDITED)

                                                                                    MARCH 31,
                                                                             2001               2000
                                                                       ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $2,049,864        $1,259,601
Adjustments to reconcile net income to net
    cash provided by operations -
     Non-cash charges
         Depreciation and amortization                                     1,060,052           942,852
         Tax effect of stock options exercised                                99,572                --
         Provision for bad debts                                                  --           200,000
         Stock compensation expense                                            9,815             9,964
Changes in other current assets and liabilities
     Increase in accounts receivable                                      (1,560,203)       (1,291,070)
     Decrease in refundable income taxes                                   1,345,118                --
     (Increase) decrease in prepaid expenses and employee advances          (436,699)           76,226
     Increase in inventory                                                    (5,077)         (373,947)
     Decrease in other assets                                                116,727           256,572
     Decrease in accounts payable and accrued liabilities                   (457,929)          (45,771)
                                                                        -------------     ------------
                 Net cash provided by operating activities                 2,221,240         1,034,427
                                                                        -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                   (554,516)         (439,633)
                                                                        -------------     ------------
                 Net cash used in investing activities                      (554,516)         (439,633)
                                                                        -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of note payable                                           (2,500,000)         (500,000)
     Employee stock purchase plan                                             18,711            33,957
     Stock options exercised                                                  79,562           399,918
     Repayments of capitalized lease obligations                              (2,556)           (8,861)
                                                                        ------------      ------------
                 Net cash used in financing activities                    (2,404,283)          (74,986)
                                                                        ------------      ------------


                 Net (decrease) increase in cash and cash equivalents       (737,559)          519,808

CASH AND CASH EQUIVALENTS, beginning of period                            12,515,424         9,761,047
                                                                        ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                 $11,777,865       $10,280,855
                                                                        ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
         Interest                                                            $47,174          $107,727
         Income Taxes                                                          6,600           557,171








                        The accompanying notes to consolidated financial statements are an integral part of these statements.




                             DIANON SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. The Company - The consolidated financial statements as of and for the three months ended March 31, 2001 and 2000 have been prepared by DIANON Systems, Inc. ("Dianon") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Dianon's annual report for the year ended December 31, 2000, previously filed on Form 10-K with the Securities and Exchange Commission (the "Annual Report"). Certain amounts in prior year statements may have been reclassified to conform with current year presentation.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Dianon's Annual Report for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

2. Earnings per share - Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the first quarter 2001 and 2000.

                                    First quarter ended
                                         March 31,
                                     2001          2000
                                  ------------------------

     BASIC EARNING PER SHARE:
     Weighted-average
     number of common
     shares outstanding           7,387,647      7,040,376


     DILUTIVE EFFECT OF:
     Stock options                  618,978        556,633
                                  ---------   ------------

     DILUTED EARNINGS PER SHARE:
     Weighted-average
     number of common             8,006,625      7,597,009
     shares outstanding
                                  =========   ============

     NET INCOME                  $2,049,864     $1,259,601
                                  =========   ============

     BASIC EARNINGS PER SHARE         $0.28          $0.18
                                  =========   ============

     DILUTED EARNINGS PER SHARE       $0.26          $0.17
                                  =========   ============


     Options to purchase 344,515 shares of common stock at prices ranging from $35.50 to $40.06 per share were outstanding as of March 31, 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

     Options to purchase 1,000 shares of common stock at $18.75 per share were outstanding as of March 31, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months ended March 31, 2001 ("First Quarter-2001") to the three months ended March 31, 2000 ("First Quarter-2000").

RESULTS OF OPERATIONS

   o  NET REVENUES

Net revenues increased 21% to $26.8 million in the First Quarter-2001 from $22.1 million in the First Quarter-2000. This increase reflects the effects of strong volume gains in pathology and genetics and a favorable reimbursement climate.

The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady and continuing downward pressure on prices exerted by both government and private third-party payers. Payment for services such as those provided by Dianon is and will likely continue to be affected by periodic reevaluations made by payers concerning the level of reimbursement for services provided by Dianon. Over time, Congress has reduced the national cap on Medicare laboratory fee schedules (under which Dianon's clinical chemistry services are reimbursed) to 74% of the national median. In addition, the Balanced Budget Act of 1997 ("BBA") freezes fee schedule payments (i.e., no updates) for the 1998-2002 period.

Beginning in 1998, Medicare began covering screening pap smears for certain Medicare beneficiaries, and the Balanced Budget Refinement Act of 1999 ("BBRA") required the Secretary of the Department of Health and Human Services to establish a national minimum payment amount equal to $14.60 for diagnostic or screening pap smear laboratory tests furnished on or after January 1, 2000. Previously, the national payment cap for a pap smear was approximately $7.15. The BBRA also encouraged the Health Care Financing Administration ("HCFA") to institute an appropriate increase in the payment rate for new cervical cancer screening technologies, such as the technologies used by Dianon, that have been approved by the FDA as significantly more effective than a conventional pap smear. In March 2001, HCFA established a national limit of $28 for the new pap smear technologies used by Dianon, which is nearly twice the level of reimbursement for the conventional pap smear. Current payments in states in which Dianon has laboratories that furnish tests range from $25.60 to $28.00. The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA), signed into law on December 21, 2000, requires that the national limitation amount for new lab tests equal 100% of the national median for such tests (versus the 74% applied to other tests). In addition, BIPA included a provision to change the frequency of covered screening pap smears from at least every three years to at least every two years. The addition of Medicare coverage for more frequent pap tests and higher reimbursement for certain types of pap tests have provided and are expected to continue to provide additional revenues for Dianon.

With respect to Dianon's anatomic pathology services, which are not reimbursed under the Medicare laboratory fee schedules, Medicare reimbursement amounts also generally declined with the implementation of the resource-based relative value scale ("RBRVS") system, which went into effect in 1992 and was fully phased in by the end of 1996. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase in period, despite an increase in payment rates for certain pathology services performed by Dianon. Due to a five-year review, in 1997 there was an overall decrease in the work value component used along with practice and malpractice expenses to calculate the relative value units
(RVUs) established for services. Another five-year review of the work value component is underway and HCFA is scheduled to propose revised work schedules in Spring 2001. After a comment period, these revised work values will be finalized and implemented on January 1, 2002.

Looking forward to 2002, HCFA has not proposed any major changes that would affect pathology reimbursement as a whole; however, proposed adjustments in the practice expense component of the relative value units ("RVUs") used to calculate payment amounts will result in minor changes in reimbursement for many medical specialties. Revisions in practice expense RVUs must be budget neutral, meaning that increases for some services must be offset by decreases for others. HCFA has estimated that the practice expense changes would result in a 3% decrease in total allowed charges for pathology over the period 2001-2002. However, the net effect of the changes with respect to the most common pathology service provided by Dianon will result in an increase in payment for Dianon.

The BBA also required the Secretary of the Department of Health and Human Services to use a negotiated rulemaking process to adopt uniform coverage, administration and payment policies for lab tests. A proposed rule was published on March 10, 2000, which would establish national coverage policies for many of the most commonly ordered lab tests, thereby replacing local Medicare policies, which sometimes vary. The rule also would establish other uniform requirements related to submission of claims for lab tests. It is uncertain when a final rule will be published or how it may differ from the proposed rule, but if adopted as proposed, Dianon believes that the new rule will bring more consistency to reimbursement among providers of laboratory testing services.

HCFA had announced that effective January 1, 2001, independent labs may no longer bill Medicare for the technical component ("TC") of pathology services furnished to Medicare beneficiaries who are hospital inpatients. Independent labs would still be able to bill and be paid for the TC of pathology services provided to beneficiaries who are in non-hospital settings, but for the TC of services provided to a hospital inpatient, the independent lab will have to make arrangements with the hospital in order to receive payment. Also beginning on January 1, 2001, under new regulations for hospital outpatient reimbursement (see following paragraph), independent labs are limited to billing the hospital for the TC of any pathology services furnished to hospital outpatients. In other words, under the regulation, independent laboratories that perform the technical component of pathology services for hospital outpatient services may no longer bill Medicare for these services and must, instead, bill the hospital. However, BIPA includes a provision allowing independent labs to continue to bill and be paid for the TC of services provided to hospital inpatients and outpatients for an additional two years. Since Dianon does only minimal testing for hospital inpatients and outpatients, these changes are not expected to have a material financial impact on Dianon.

The BBA contained measures to establish market-oriented purchasing for Medicare, including prospective payment systems ("PPS") for hospital outpatient services, home health care, and nursing home care. All of these systems have now been implemented. Since Dianon does only minimal clinical laboratory testing for home health care and nursing facility patients, these changes are not expected to materially affect Dianon's business.

Dianon's Form 10-K for the year ended December 31, 2000, previously filed with the Securities and Exchange Commission, contains additional information regarding the complex area of reimbursement.

   o  COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics and depreciation expense, increased to $15.0 million in the First Quarter-2001 from $12.7 million in the First Quarter-2000. As a percentage of revenues, cost of sales was 56% and 58% for the First Quarter-2001 and the First Quarter-2000, respectively.

   o  GROSS PROFIT

Gross profit totaled $11.8 million in First Quarter-2001 versus $9.3 million in First Quarter-2000, reflecting a gross profit margin of 44% and 42%, respectively. The increase in gross profits is a direct result of increased revenues and increased efficiencies.

   o  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the first quarters 2001 and 2000, selling, general and administrative expenses increased to $7.9 million in 2001 from $6.9 million in 2000. While absolute expenses increased, they decreased as a percentage of sales to 29% in the First Quarter-2001 from 31% in the First Quarter-2000.

The expense increases were primarily due to higher commissions associated with obtaining new sales; and from increased risk management, medical and other insurance costs due to the acquisition of additional facilities and employees.

   o  AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased to $255,000 in the First Quarter-2001 from $203,000 in the First Quarter-2000. This increase is a result of acquisitions made in the fourth quarter of 2000.

   o  RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $352,000 in the First Quarter-2001 from $172,000 in the First Quarter-2000. This increase is primarily the result of the continued development of the Carepath program, a disease management information service for patients, physicians and managed care organizations.

   o  INCOME FROM OPERATIONS

Income from operations increased to $3.3 million in the First Quarter-2001 from $2.1 million in the First Quarter-2000. This increase in operating income reflects the increase in sales and the containment of expenses.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $4.4 million in the First Quarter-2001 from $3.0 million in the First Quarter-2000. As a percentage of sales, EBITDA increased to 16.4% in the First Quarter-2001 from 13.7% in the First-Quarter-2000.

EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Dianon had no such items for the three months ended March 31, 2001 and 2000, respectively. Management considers EBITDA to be one measure of the cash flows from operations of Dianon before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of Dianon. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of Dianon. Dianon's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

EBITDA for the first quarter ended 2001 and 2000 are as follows:

                                                 First Quarter
                                          ------------------------
                                             2001          2000
                                          ----------    ----------
  EBITDA                                  $4,391,000    $3,016,000
  EBITDA as a  percentage  of sales            16.4%         13.7%

   o  NET INTEREST INCOME

Net interest income increased to $114,000 in the First Quarter-2001 from $44,000 in the First Quarter-2000, due to the reduction of debt and the corresponding interest expense.

   o  PROVISION FOR INCOME TAXES

The provision for income taxes reflects a 40.5% effective tax rate in the First Quarter-2001 and the First Quarter-2000, respectively, totaling $1.4 million and $857,000, respectively.

   o  NET INCOME

For the first quarters 2001 and 2000, net income increased 63% to $2.1 million in 2001 from $1.3 million in 2000. Basic earnings per share increased to $0.28 per share in 2001 from $0.18 per share in 2000, while diluted earnings per share increased to $0.26 per share in 2001 from $0.17 per share in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, Dianon had total cash and cash equivalents of $11.8 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. Working capital was $32.9 million and $32.6 million as of March 31, 2001 and December 31, 2000, respectively, and the current ratios (current assets divided by current liabilities) were 6.2:1 and 5.8:1, respectively.

Accounts receivable totaled $23.0 million as of March 31, 2001 representing approximately 77 days of sales outstanding, compared to $21.4 million or 77 days as of December 31, 2000.

Capital expenditures for the First Quarter-2001 totaled approximately $555,000.

Effective February 17, 1998, Dianon entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including financial and negative covenants. In December 2000, the loan was extended to August 2003, and certain covenants were modified. As of March 31, 2001, the loan was paid in full.

Dianon's Board of Directors authorized the repurchase of approximately 1.7 million shares of Dianon's Common Stock on the open market or in private transactions. Total expenditures for share repurchases is limited to $12.0 million. As of March 31, 2001, Dianon had repurchased approximately 336,000 shares of Dianon's Common Stock for approximately $2.8 million.

Dianon believes that cash flows from operations and available cash and cash equivalents are adequate to fund Dianon's operations for the foreseeable future.

RISK FACTORS; FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis contains forward-looking statements regarding Dianon's future plans, objectives, and expected performance. These statements are based on assumptions that Dianon believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause Dianon's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by Dianon to beneficiaries of the Medicare program; the possibility of being deemed to be not in compliance with Federal or state regulatory requirements; the uncertainties relating to the ability of Dianon to convince physicians and/or managed care organizations to use Dianon as a provider of anatomic pathology testing services; the ability of Dianon to maintain superior quality relative to its competitors; the ability of Dianon to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of national anatomic laboratories, together with the competitive pressures from small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Dianon is not subject to market risk with respect to its cash and cash equivalents since substantially all amounts are invested in a fund holding U.S. Treasury securities with maturities of less than three months.

PART II OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------

          (a)   Exhibits:

                None

(11.1) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

          (b)   Reports:

          No reports on Form 8-K were filed during the first quarter of 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DIANON Systems, Inc.


                 April 27, 2001         /s/ KEVIN C. JOHNSON
                                        ----------------------------
                                        By:  Kevin C. Johnson
                                             President and
                                             Chief Executive Officer
                                            (Principal Executive Officer)


                 April 27, 2001         /s/ DAVID R. SCHREIBER
                                        ----------------------------
                                        By:  David R. Schreiber
                                             Senior Vice President,
                                             Finance and Chief Financial Officer
                                            (Principal Financial Officer
                                             and Principal Accounting Officer)