Form 10-Q
period 2001-06-30
DIANON SYSTEMS INC
filed 2001-08-14
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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


The number of shares of registrant's Common Stock, $.01 par value, outstanding on July 26, 2001 was 7,430,034 shares.

                              DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX


Part I FINANCIAL INFORMATION                                            PAGE NO.

Item 1.   FINANCIAL STATEMENTS

          Balance Sheets as of June 30, 2001
          and December 31, 2000.                                           3

          Income Statements for the three month and
          six month periods ended June 30, 2001 and 2000.                  4

          Statements of Stockholders' Equity for the six months
          ended June 30, 2001 and 2000.                                    5

          Statements of Cash Flows for the six months
          ended June 30, 2001 and 2000.                                    6

          Notes to Financial Statements.                                   7-8

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9-13

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                13


Part II   OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON  FORM 8-K                                14

Signatures                                                                 15

                              DIANON SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       2001            2000
                                                                                   ------------    ------------
                                     ASSETS                                         (UNAUDITED)
CURRENT ASSETS:
         Cash and cash equivalents                                                  $18,459,254     $12,515,424
         Accounts receivable, net of allowances of $1,302,096 and
             $1,302,096, respectively                                                21,479,609      21,413,404
         Prepaid expenses and employee advances                                       1,344,313       1,035,953
         Refundable income taxes                                                        535,037       2,245,894
         Inventory                                                                    1,576,340       1,417,247
         Deferred income tax asset                                                      754,586         774,150
                                                                                   ------------    ------------
             Total current assets                                                    44,149,139      39,402,072
                                                                                   ------------    ------------
PROPERTY AND EQUIPMENT, at cost
         Laboratory and office equipment                                             15,838,195      14,930,672
         Leasehold improvements                                                       5,472,880       5,327,052
              Less - accumulated depreciation and amortization                      (16,269,557)    (14,644,420)
                                                                                   ------------    ------------
                                                                                      5,041,518       5,613,304
                                                                                   ------------    ------------
INTANGIBLE ASSETS, net of accumulated amortization of
             $5,325,428 and $4,648,029, respectively                                 13,550,876      14,228,274
DEFERRED INCOME TAX ASSET                                                             1,811,717       1,783,632
OTHER ASSETS                                                                            710,720         725,720
                                                                                   ------------    ------------
             TOTAL ASSETS                                                           $65,263,970     $61,753,002
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                              $935,510        $977,817
         Accrued employee compensation                                                2,354,377       1,909,767
         Current portion of capitalized lease obligations                                44,682          31,811
         Other accrued expenses                                                       4,199,506       3,857,370
                                                                                   ------------    ------------
             Total current liabilities                                                7,534,075       6,776,765
                                                                                   ------------    ------------
LONG-TERM LIABILITIES:
         Long-term note payable                                                              --       2,500,000
         Long-term deferred tax liability                                               168,168         202,072
         Long-term portion of capitalized lease obligations                                  --          15,427
                                                                                  ------------    ------------
             Total Liabilities                                                       7,702,243       9,494,264
                                                                                  ------------    ------------
STOCKHOLDERS' EQUITY:
         Common stock, par value $.01 per share, 20,000,000 shares authorized,
             7,440,718 and 7,397,323 shares issued and
             outstanding at June 30, 2001 and December 31, 2000, respectively           74,408          73,974
         Additional paid-in capital                                                 36,744,748      35,877,828
         Retained earnings                                                          20,844,883      16,427,788
         Common stock held in treasury, at cost - 10,684 and 12,620
             shares at June 30, 2001 and December 31, 2000, respectively              (102,312)       (120,852)
                                                                                  ------------    ------------
             Total stockholders' equity                                             57,561,727      52,258,738
                                                                                  ------------    ------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $65,263,970     $61,753,002
                                                                                  ============    ============


                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                                INCOME STATEMENTS
                 FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                             JUNE 30, 2001 and 2000

                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JUNE 30,                            JUNE 30,
                                                             2001             2000               2001              2000
                                                         -----------       -----------       -----------       -----------
Net revenues                                             $28,762,405       $24,426,166       $55,565,012       $46,505,079

Cost of goods                                             15,841,271        13,832,504        30,836,069        26,579,672
                                                         -----------       -----------       -----------       -----------

     GROSS PROFIT                                         12,921,134        10,593,662        24,728,943        19,925,407

Selling, general and administrative expenses               8,363,286         7,545,939        16,233,123        14,430,408

Amortization of intangible assets                            422,031           197,939           677,399           400,655

Research and development expenses                            315,943           271,028           667,532           442,838
                                                         -----------       -----------       -----------       -----------

     INCOME FROM OPERATIONS                                3,819,874         2,578,756         7,150,889         4,651,506

Interest income, net                                         158,666            70,398           272,800           114,625
                                                         -----------       -----------       -----------       -----------

    INCOME BEFORE PROVISION FOR
        INCOME  TAXES                                      3,978,540         2,649,154         7,423,689         4,766,131

Provision for income taxes                                 1,611,309         1,072,907         3,006,594         1,930,283
                                                         -----------       -----------       -----------       -----------

     NET INCOME                                           $2,367,231        $1,576,247        $4,417,095        $2,835,848
                                                         ===========       ===========       ===========       ===========

     EARNINGS PER SHARE
           BASIC                                                $.32              $.22              $.60              $.40
           DILUTED                                              $.29              $.20              $.55              $.37

     WEIGHTED AVERAGE SHARES OUTSTANDING
           BASIC                                           7,418,827         7,083,258         7,403,437         7,070,926
           DILUTED                                         8,041,804         7,701,026         8,024,641         7,660,361


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                Additional                    Common Stock
                                               Common Stock       Paid-In       Retained  Acquired for Treasury
                                             Shares    Amount     Capital       Earnings    Shares     Amount        Total
                                           ----------  -------  -----------   -----------  --------  ----------   ------------
BALANCE, December 31, 1999                  7,060,749  $70,608  $29,428,647    $9,828,769  (58,734)  ($562,462)   $38,765,562
  Stock options exercised                     128,481    1,285      866,478            --       --          --        867,763
  Employee stock purchase plan                     --       --      (35,912)           --    7,566      72,455         36,543
  Stock grants                                  1,225       12       19,912            --       --          --         19,924
  Net income                                       --       --           --     2,835,848       --          --      2,835,848
                                           ----------  -------  -----------   -----------  -------   ---------   ------------
BALANCE, June 30, 2000                      7,190,455  $71,905  $30,279,125   $12,664,617  (51,168)  ($490,007)   $42,525,640
                                           ==========  =======  ===========   ===========  =======   =========   ============


BALANCE, December 31, 2000                  7,397,323  $73,974  $35,877,828   $16,427,788  (12,620)  ($120,852)   $52,258,738
  Stock options exercised                      42,815      428      317,917            --       --          --        318,345
  Tax effect for stock options exercised           --       --      469,721            --       --          --        469,721
  Employee stock purchase plan / other             --       --       59,506            --    1,936      18,540         78,046
  Stock grants                                    580        6       19,776            --       --          --         19,782
  Net income                                       --       --           --     4,417,095       --          --      4,417,095
                                           ----------  -------  -----------   -----------  -------   ---------   ------------
BALANCE, June 30, 2001                      7,440,718  $74,408  $36,744,748   $20,844,883  (10,684)  ($102,312)   $57,561,727
                                           ==========  =======  ===========   ===========  =======   =========   ============


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                    JUNE 30,
                                                                                           2001                 2000
                                                                                       ------------         ------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                                   $4,417,095           $2,835,848
        Adjustments to reconcile net income to net
            cash provided by operations -
             Non-cash charges
                 Depreciation and amortization                                            2,354,476            1,942,190
                 Provision for bad debts                                                         --              200,000
                 Tax effect of stock options exercised                                      469,721                   --
                 Stock compensation expense                                                  19,782               19,924
                 Gain on disposal of fixed assets                                              (600)                  --
        Changes in other current assets and liabilities
             Increase in accounts receivable                                                (66,205)          (1,621,448)
             Decrease in refundable income taxes                                          1,710,857                   --
             (Increase) decrease in prepaid expenses and employee advances                 (308,360)             170,732
             Increase in inventory                                                         (159,093)            (542,677)
             Decrease in other assets                                                         6,479              153,823
             Increase in accounts payable and accrued liabilities                           710,535              529,729
                                                                                                                       5
                                                                                       ------------         ------------
                           Net cash provided by operating activities                      9,154,687            3,688,121
                                                                                       ------------         ------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
             Capital expenditures                                                        (1,105,292)          (1,734,914)
             Proceeds from the sale of fixed assets                                             600                   --
                                                                                       ------------         ------------
                           Net cash used in investing activities                         (1,104,692)          (1,734,914)
                                                                                       ------------         ------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
             Repayments of note payable                                                  (2,500,000)          (1,500,000)
             Employee stock purchase plan / other                                            78,046               36,543
             Stock options exercised                                                        318,345              867,763
             Repayments of capitalized lease obligations                                     (2,556)             (16,130)
                                                                                       ------------         ------------
                         Net cash used in financing activities                           (2,106,165)            (611,824)
                                                                                       ------------         ------------


                         Net increase in cash and cash equivalents                        5,943,830            1,341,383

        CASH AND CASH EQUIVALENTS, beginning of period                                   12,515,424            9,761,047
                                                                                       ------------         ------------
        CASH AND CASH EQUIVALENTS, end of period                                        $18,459,254          $11,102,430
                                                                                       ============         ============

        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
             Cash paid during the period:
                 Interest                                                                   $54,631             $208,495
                 Income Taxes                                                             1,018,350            2,522,956


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. The Company - The consolidated financial statements as of and for the three months and six months ended June 30, 2001 and 2000 have been prepared by DIANON Systems, Inc. ("Dianon") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Dianon's annual report for the year ended December 31, 2000, previously filed on Form 10-K with the Securities and Exchange Commission (the "Annual Report").

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Dianon's Annual Report for the year ended December 31, 2000. The results of operations for the three months and six months ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

2. Acquisitions - Dianon signed a definitive agreement to acquire UroCor, Inc. in a stock-for-stock transaction with an equity value of approximately $180 million. The acquisition is subject to approval by both Dianon's and UroCor's shareholders, regulatory approval and other closing conditions, and is expected to close in the fourth quarter of this year.

3. Impact of Accounting Pronouncements, Not Yet Adopted By The Company - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill amortization will no longer be required after December 31, 2001. The statement will require an annual assessment of goodwill for impairment and more frequent assessments if circumstances indicate a possible impairment. Additionally, Statement No. 142 will require all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Whereas, Statement No. 141 is effective for all business combinations initiated after June 30, 2001, Statement No. 142 requires companies to continue to amortize goodwill existing at June 30, 2001 through the end of 2001, ceasing goodwill amortization on January 1, 2002.

     Amortization charges for the six-month period ended June 30, 2001 were approximately $677,000, including approximately $125,000 related to goodwill, with a similar charge expected for the last half of 2001, excluding UroCor. Dianon is currently evaluating other impacts of adopting Statement No. 142, but has not yet quantified the impact on its consolidated financial position.

4. Earnings per share - Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and six month periods ended June 30, for both 2001 and 2000.

                                                                    Three months ended              Six months ended
                                                                          June 30,                       June 30,
                                                                    2001            2000            2001           2000
                                                                 --------------------------      --------------------------
BASIC EARNING PER SHARE:
Weighted-average number of common shares outstanding              7,418,827       7,083,258       7,403,437       7,070,926

DILUTIVE EFFECT OF:
Stock options                                                       622,977         617,768         621,204         589,435
                                                                 --------------------------      --------------------------

DILUTED EARNINGS PER SHARE:
Weighted-average number of common shares outstanding              8,041,804       7,701,026       8,024,641       7,660,361
                                                                 ==========================      ==========================

NET INCOME                                                       $2,367,231      $1,576,247      $4,417,095      $2,835,848
                                                                 ==========================      ==========================

BASIC EARNINGS PER SHARE                                              $0.32           $0.22           $0.60           $0.40
                                                                 ==========================      ==========================

DILUTED EARNINGS PER SHARE                                            $0.29           $0.20           $0.55           $0.37
                                                                 ==========================      ==========================

Options to purchase 345,015 shares of common stock at prices ranging from $35.75 to $40.06 per share were outstanding as of June 30, 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

Options to purchase 1,200 shares of common stock at $20.75 per share were outstanding as of June 30, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months and six months ended June 30, 2001 ("Second Quarter-2001" and "Six Months-2001", respectively) to the three months and six months ended June 30, 2000 ("Second Quarter-2000" and "Six Months-2000", respectivley).

RESULTS OF OPERATIONS

     o    NET REVENUES

Net revenues increased 18% to $28.8 million in the Second Quarter-2001 from $24.4 million in the Second Quarter-2000, and 19% to $55.6 million in the Six Months-2001 from $46.5 million in the Six Months-2000. These increases reflect the effects of strong volume gains in pathology and genetics testing and a favorable reimbursement climate for some of our most commonly performed tests.

The clinical laboratory industry, which includes both clinical chemistry and anatomic pathology, has seen steady and continuing downward pressure on prices exerted by both government and private third-party payers. Payment for services such as those provided by Dianon is and will likely continue to be affected by periodic reevaluations made by payers concerning the level of reimbursement for services provided by Dianon. Over time, Congress has reduced the national cap on Medicare laboratory fee schedules (under which Dianon's clinical chemistry services are reimbursed) to 74% of the national median. In addition, the Balanced Budget Act of 1997 ("BBA") freezes fee schedule payments (i.e., no increases or decreases) for the 1998-2002 period.

The clinical laboratory industry has also recently experienced increases in the payment rate for certain tests. Beginning in 1998, Medicare began covering screening pap smears for certain Medicare beneficiaries, and the Balanced Budget Refinement Act of 1999 ("BBRA") required the Secretary of the Department of Health and Human Services to establish a national minimum payment amount equal to $14.60 for diagnostic or screening pap smear laboratory tests furnished on or after January 1, 2000. Previously, the national payment cap for a pap smear was approximately $7.15. The BBRA also encouraged the Centers for Medicare and Medicaid Services ("CMS") (formerly known as the Health Care Financing Administration or "HCFA") to institute an appropriate increase in the payment rate for new cervical cancer screening technologies, such as the technologies used by Dianon, that have been approved by the FDA as significantly more effective than a conventional pap smear. In March 2001, CMS (formerly HCFA) established a national limit of $28 for the new pap smear technologies used by Dianon, which is nearly twice the level of reimbursement for the conventional pap smear. Payments in states in which Dianon has laboratories that furnish tests range from $25.60 to $28.00. The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA), signed into law on December 21, 2000, require that the national limitation amount for new lab tests equal 100% of the national median for such tests (versus the 74% applied to other tests). In addition, BIPA included a provision to change the frequency of covered screening pap smears from at least every three years to at least every two years. The addition of Medicare coverage for more frequent pap tests and higher reimbursement for certain types of pap tests have provided and are expected to continue to provide additional revenues for Dianon.

With respect to Dianon's anatomic pathology services, which are not reimbursed under the Medicare laboratory fee schedules, Medicare reimbursement amounts generally declined with the implementation of the resource-based relative value scale ("RBRVS") system, which went into effect in 1992 and was fully phased in by the end of 1996. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by Dianon. Due to a five-year review, in 1997 there was an overall decrease in the work value component used along with practice and malpractice expenses to calculate the relative value units
(RVUs) established for services. Another five-year review of the work value component was completed in 2001, was published in the Federal Register on June 8, 2001, and will go into effect on January 1, 2002. The changes recommended as a result of this review are not expected to have any effect on payment for pathology services.

In the final 2001 physician fee schedule, published in November 2000, CMS (formerly HCFA) estimated that practice expense changes would result in a 3% decrease in total allowed charges for pathology over the two-year period 2001-2002. However, the net effect of the changes with respect to the most common pathology service currently provided by Dianon resulted in an increase in payment to Dianon in 2001. In addition, in the proposed rule on the Medicare physician fee schedule, published on August 2, 2001, CMS ("formerly HCFA") proposed using new data to recalculate the practice expense component of the RVUs, and this change is expected to result in an overall 2% increase in payments to pathologists in the 2002 fee schedule. However, the Medicare physician fee schedule payments for 2002 will not be finalized until early November 2001.

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

CMS (formerly HCFA) had announced that effective January 1, 2001, independent labs would no longer be allowed to bill Medicare for the technical component ("TC") of pathology services furnished to Medicare beneficiaries who are hospital inpatients. Independent labs would still be able to bill and be paid for the TC of pathology services provided to beneficiaries who are in non-hospital settings, but for the TC of services provided to a hospital inpatient, the independent lab would have to make arrangements with the hospital in order to receive payment. Also beginning on January 1, 2001, under new regulations for hospital outpatient reimbursement (see following paragraph), independent labs would be limited to billing the hospital for the TC of any pathology services furnished to hospital outpatients. In other words, under the regulation, independent laboratories that perform the technical component of pathology services for hospital outpatient services would no longer be allowed to bill Medicare for these services and must, instead, bill the hospital. However, BIPA included a provision allowing independent labs to continue to bill and be paid for the TC of services provided to both hospital inpatients and outpatients for an additional two years. Since Dianon does only minimal testing for hospital inpatients and outpatients, these changes are not expected to have a material financial impact on Dianon.

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

     o    COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics and depreciation expense, increased to $15.8 million in the Second Quarter-2001 from $13.8 million in the Second Quarter-2000, and to $30.8 million for the Six Months-2001 from $26.6 million for the Six Months-2000. As a percentage of revenues, cost of sales was 55% and 57% for the Second Quarter-2001 and the Second Quarter-2000, respectively, as well as for the Six Months-2001 and for the Six Months-2000, respectively.

     o    GROSS PROFIT

Gross profit totaled $12.9 million in Second Quarter-2001 versus $10.6 million in Second Quarter-2000, reflecting a gross profit margin of 45% and 43%, respectively. Gross profit for the Six Months-2001 totaled $24.7 million versus $19.9 million in the prior year, representing margins of 45% and 43%, respectively. The increase in gross profits is a direct result of increased revenues and favorable product line mix.

     o    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the second quarters 2001 and 2000, selling, general and administrative expenses increased to $8.4 million in 2001 from $7.5 million in 2000. While absolute expenses increased, they decreased as a percentage of sales to 29% in the Second Quarter-2001 from 31% in the Second Quarter-2000.

For the six month periods ended June 2001 and 2000, selling, general and administrative expenses increased to $16.2 million in 2001 from $14.4 million in 2000. Again, although absolute expenses increased, they decreased as a percentage of sales to 29% in the Six Months-2001 from 31% in the Six Months-2000.

The expense increases were primarily due to higher commissions associated with obtaining new sales; and from increased risk management, medical and other insurance costs due to the acquisition of additional facilities and employees.

     o    AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased to $422,000 in the Second Quarter-2001 from $198,000 in the Second Quarter-2000, and to $677,000 in the Six Months-2001 from $401,000 in the Six Months-2000. These increases are a result of acquisitions made in the fourth quarter of 2000.

     o    RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $316,000 in the Second Quarter-2001 from $271,000 in the Second Quarter-2000, and to $668,000 in the Six Months-2001 from $443,000 in the Six Months-2000. These increases are primarily the result of the continued development of the Carepath program, a disease management information service for patients, physicians and managed care organizations.

     o    INCOME FROM OPERATIONS

Income from operations increased to $3.8 million in the Second Quarter-2001 from $2.6 million in the Second Quarter-2000, and to $7.2 million in the Six Months-2001 from $4.7 million in the Six Months-2000. These increases in operating income reflect the increase in sales and the containment of expenses.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $5.1 million in the Second Quarter-2001 from $3.6 million in the Second Quarter-2000, and to $9.5 million in the Six Months-2001 from $6.6 million in the Six Months-2000. As a percentage of sales, EBITDA increased to 17.8% in the Second Quarter-2001 from 14.6% in the Second-Quarter-2000, and to 17.1% in the Six Months-2001 from 14.2% in the Six Months-2000.

EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Dianon had no such items for the three and six months ended June 30, 2001 and 2000, respectively. Management considers EBITDA to be one measure of the cash flows from operations of Dianon before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of Dianon. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of Dianon. Dianon's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

EBITDA for the second quarter and six months ended 2001 and 2000 are as follows:

                                                      Second Quarter                          Six Months Ended
                                                      --------------                          ----------------
                                                2001                2000                 2001                  2000
                                                ----                ----                 ----                  ----
EBITDA                                       $5,114,000           $3,578,000           $9,505,000           $6,594,000
EBITDA as a percentage of sales                   17.8%                14.6%                17.1%                14.2%

     o    NET INTEREST INCOME

Net interest income increased to $159,000 in the Second Quarter-2001 from $70,000 in the Second Quarter-2000, and to $273,000 in the Six Months-2001 from $115,000 in the Six Months-2000, due to the reduction of debt and the corresponding interest expense, as well as higher cash balances earning interest income.

     o    PROVISION FOR INCOME TAXES

The provision for income taxes reflects a 40.5% effective tax rate for the three month and six month periods ended 2001 and 2000, totaling $1.6 million in the Second Quarter-2001 and $1.1 million in the Second Quarter-2000, and $3.0 million in the Six Months-2001 and $1.9 million in the Six Months-2000.

     o    NET INCOME

For the second quarters 2001 and 2000, net income increased 50% to $2.4 million in 2001 from $1.6 million in 2000. Basic earnings per share increased to $0.32 per share in 2001 from $0.22 per share in 2000, while diluted earnings per share increased to $0.29 per share in 2001 from $0.20 per share in 2000.

For the six-month periods ended 2001 and 2000, net income increased 56% to $4.4 million in 2001 from $2.8 million in 2000. Basic earnings per share increased to $0.60 per share in 2001 from $0.40 per share in 2000, while diluted earnings per share increased to $0.55 per share in 2001 from $0.37 per share in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, Dianon had total cash and cash equivalents of $18.5 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. Working capital was $36.6 million and $32.6 million as of June 30, 2001 and December 31, 2000, respectively, and the current ratios (current assets divided by current liabilities) were 5.9:1 and 5.8:1, respectively.

Accounts receivable totaled $21.5 million as of June 30, 2001 representing approximately 66 days of sales outstanding, compared to $21.4 million or 77 days as of December 31, 2000.

Capital expenditures for the Second Quarter-2001 and Six Months-2001 totaled approximately $551,000 and $1.1 million, respectively.

Effective February 17, 1998, Dianon entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including financial and negative covenants. In December 2000, the line of credit was extended to August 2003, and certain covenants were modified. As of June 30, 2001, no debt remained outstanding on the line of credit.

Dianon's Board of Directors authorized the repurchase of approximately 1.7 million shares of Dianon's Common Stock on the open market or in private transactions. Total expenditures for share repurchases is limited to $12.0 million. As of June 30, 2001, Dianon had repurchased approximately 336,000 shares of Dianon's Common Stock for approximately $2.8 million.

Dianon believes that cash flows from operations and available cash and cash equivalents are adequate to fund Dianon's operations for the foreseeable future.

RISK FACTORS; FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis contains forward-looking statements regarding Dianon's future plans, objectives, and expected performance. These statements are based on assumptions that Dianon believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause Dianon's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by Dianon to beneficiaries of the Medicare and Medicaid programs; the possibility of being deemed to be not in compliance with Federal or state regulatory requirements; the uncertainties relating to the ability of Dianon to convince physicians and/or managed care organizations to use Dianon as a provider of anatomic pathology testing services; the ability of Dianon to maintain superior quality relative to its competitors; the ability of Dianon to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of national anatomic laboratories, together with the competitive pressures from small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Dianon is not subject to market risk with respect to its cash and cash equivalents since substantially all amounts are invested in a fund holding U.S. Treasury securities with maturities of less than three months.

PART II OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

        (a)   Exhibits:

2.1 Agreement and Plan of Merger, dated as of June 28, 2001, among DIANON Systems, Inc., UroCor, Inc. and UroCor Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the registrant on June 28, 2001).

11.1 Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.


        (b)     Reports:

        One Form 8-K Current Report was filed with the Commission on June 28, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DIANON Systems, Inc.



                      August 13, 2001     /s/ KEVIN C. JOHNSON
                                          -----------------------------------
                                          By: Kevin C. Johnson
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



                      August 13, 2001     /s/ DAVID R. SCHREIBER
                                          -----------------------------------
                                          By: David R. Schreiber
                                              Senior Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)