Form 10-Q
period 2001-09-30
DIANON SYSTEMS INC
filed 2001-10-26
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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


The number of shares of registrant's Common Stock, $.01 par value, outstanding on October 17, 2001 was 7,446,289 shares.

                             DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX


Part I FINANCIAL INFORMATION                                     PAGE NO.
----------------------------                                     --------

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets as of September 30, 2001
         and December 31, 2000.                                       3

         Income Statements for the three month and
         nine month periods ended September 30, 2001 and 2000.        4

         Statements of Stockholders' Equity for the nine months
         ended September 30, 2001 and 2000.                           5

         Statements of Cash Flows for the nine months
         ended September 30, 2001 and 2000.                           6

         Notes to Financial Statements.                               7-8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9-14

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                            14


Part II  OTHER INFORMATION
--------------------------

Item 6.  EXHIBITS AND REPORTS ON  FORM 8-K                            15

Signatures                                                            16

                                                        DIANON SYSTEMS, INC.
                                                           BALANCE SHEETS


                                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                                            2001                 2000
                                                                                     ------------------    ----------------
                   ASSETS                                                                (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                                            $ 23,180,804        $ 12,515,424
      Accounts receivable, net of allowances                                                 20,978,736          21,413,404
      Prepaid expenses and employee advances                                                  1,506,650           1,035,953
      Refundable income taxes                                                                        --           2,245,894
      Inventory                                                                               1,435,545           1,417,247
      Deferred income tax asset                                                                 887,593             774,150
                                                                                     ------------------    ----------------
        Total current assets                                                                 47,989,328          39,402,072
                                                                                     ------------------    ----------------
PROPERTY AND EQUIPMENT, at cost
      Laboratory and office equipment                                                        15,876,575         14,930,672
      Leasehold improvements                                                                  5,753,530          5,327,052
         Less - accumulated depreciation and amortization                                   (16,809,847)       (14,644,420)
                                                                                     ------------------    ----------------
                                                                                              4,820,258          5,613,304
                                                                                     ------------------    ----------------
INTANGIBLE ASSETS, net of accumulated amortization of
        $5,664,129 and $4,648,029, respectively                                              13,212,176          14,228,274
DEFERRED INCOME TAX ASSET                                                                     1,852,393          1,783,632
OTHER ASSETS                                                                                    703,220            725,720
                                                                                     ------------------    ----------------
        TOTAL ASSETS                                                                        $68,577,375         $61,753,002
                                                                                     ==================    ================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                                      $ 1,360,743           $ 977,817
      Accrued employee compensation                                                           2,320,164           1,909,767
      Current portion of capitalized lease obligations                                               --              31,811
      Other accrued expenses                                                                  4,521,753           3,857,370
                                                                                     ------------------    ----------------
        Total current liabilities                                                             8,202,660           6,776,765
                                                                                     ------------------    ----------------
LONG-TERM LIABILITIES:
      Long-term note payable                                                                          -           2,500,000
      Long-term deferred tax liability                                                          149,561             202,072
      Long-term portion of capitalized lease obligations                                              -              15,427
                                                                                     ------------------    ----------------
        Total Liabilities                                                                     8,352,221           9,494,264
                                                                                     ------------------    ----------------
STOCKHOLDERS' EQUITY:
      Common stock, par value $.01 per share, 20,000,000 shares authorized,
         7,456,408 and 7,397,323 shares issued and
         outstanding at September 30, 2001 and December 31, 2000, respectively                   74,564              73,974
      Additional paid-in capital                                                             37,095,181          35,877,828
      Retained earnings                                                                      23,152,310          16,427,788
      Common stock held in treasury, at cost - 10,119 and 12,620
         shares at September 30, 2001 and December 31, 2000, respectively                       (96,901)           (120,852)
                                                                                     ------------------    ----------------
         Total stockholders' equity                                                          60,225,154          52,258,738
                                                                                     ------------------    ----------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $68,577,375         $61,753,002
                                                                                     ==================    ================


                                          The accompanying notes to consolidated financial
                                      statements are an integral part of these balance sheets.



                                                        DIANON SYSTEMS, INC.
                                                          INCOME STATEMENTS
                                          FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                                                     SEPTEMBER 30, 2001 and 2000

                                                             (UNAUDITED)




                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                         2001              2000              2001             2000
                                                    ---------------  ----------------  ----------------  ---------------
Net revenues                                            $28,940,906       $23,593,617       $84,505,918      $70,098,697

Cost of goods                                            16,095,217        13,343,607        46,931,286       39,923,279
                                                    ---------------  ----------------  ----------------  ---------------

     GROSS PROFIT                                        12,845,689        10,250,010        37,574,632       30,175,418

Selling, general and administrative expenses              8,526,412         6,964,845        24,759,535       21,395,254

Amortization of intangible assets                           338,701           181,470         1,016,100          582,125

Research and development expenses                           286,899           223,173           954,431          666,010
                                                    ---------------  ----------------  ----------------  ---------------

     INCOME FROM OPERATIONS                               3,693,677         2,880,522        10,844,566        7,532,029

Interest income, net                                        184,352           116,043           457,152          230,669
                                                    ---------------  ----------------  ----------------  ---------------
    INCOME BEFORE PROVISION FOR
        INCOME  TAXES                                     3,878,029         2,996,565        11,301,718        7,762,698

Provision for income taxes                                1,570,602         1,213,609         4,577,196        3,143,893
                                                    ---------------  ----------------  ----------------  ---------------

     NET INCOME                                         $ 2,307,427       $ 1,782,956       $ 6,724,522      $ 4,618,805
                                                    ===============  ================  ================  ===============

     EARNINGS PER SHARE
           BASIC                                               $.31              $.25              $.91             $.65
           DILUTED                                             $.28              $.22              $.83             $.59

     WEIGHTED AVERAGE SHARES OUTSTANDING
           BASIC                                          7,437,078         7,189,820         7,414,584        7,110,576
           DILUTED                                        8,150,277         7,952,156         8,059,785        7,784,103


                                          The accompanying notes to consolidated financial
                                      statements are an integral part of these balance sheets.



                                                        DIANON SYSTEMS, INC.
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                             (UNAUDITED)


                                                                        Additional                            Common Stock
                                                    Common Stock          Paid-In        Retained        Acquired for Treasury
                                                 Shares       Amount      Capital        Earnings          Shares        Amount
                                           -------------------------  ---------------- -------------- -----------------------------
      BALANCE, December 31, 1999              7,060,749     $70,608      $29,428,647      $9,828,769      (58,734)      ($562,462)
           Stock options exercised              233,524       2,335        1,570,875              --            --              --
           Employee stock purchase plan               --          --         (22,325)             --        8,709          83,401
           Stock grants                           1,605          16           29,788              --            --              --
           Net income                                 --          --               --      4,618,805            --              --
                                           ------------- -----------  ---------------- -------------- ------------- ---------------
      BALANCE, September 30, 2000             7,295,878      $72,959     $31,006,985     $14,447,574      (50,025)      ($479,061)
                                           ============= ===========  ================ ============== ============= ===============

      BALANCE, December 31, 2000               7,397,323     $73,974      $35,877,828    $16,427,788      (12,620)      ($120,852)
           Stock options exercised                58,235         582          438,983             --            --              --
           Tax effect for stock options               --          --          670,921             --            --              --
            exercised
           Employee stock purchase plan /             --          --           75,795             --                       23,951
            other                                                                                                       2,501
           Stock grants                              850           8           31,654             --            --              --
           Net income                                 --          --               --      6,724,522            --              --
                                            ------------- ----------- ---------------- -------------- ------------- ---------------
      BALANCE, September 30, 2001             7,456,408      $74,564      $37,095,181    $23,152,310      (10,119)       ($96,901)
                                            ============= =========== ================ ============== ============= ===============


                                                        DIANON SYSTEMS, INC.
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                             (UNAUDITED)



                                                   Total
                                             -------------
      BALANCE, December 31, 1999               $38,765,562
           Stock options exercised               1,573,210
           Employee stock purchase plan             61,076
           Stock grants                             29,804
           Net income                            4,618,805
                                             -------------
      BALANCE, September 30, 2000              $45,048,457
                                             =============

      BALANCE, December 31, 2000
           Stock options exercised             $52,258,738
           Tax effect for stock options            439,565
            exercised                              670,921
           Employee stock purchase plan /
            other                                   99,746
           Stock grants
           Net income                               31,662
                                                 6,724,522
      BALANCE, September 30, 2001            -------------
                                               $60,225,154
                                             =============


                                          The accompanying notes to consolidated financial
                                      statements are an integral part of these balance sheets.






                                                        DIANON SYSTEMS, INC.
                                                      STATEMENTS OF CASH FLOWS
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                             (UNAUDITED)

                                                                                        SEPTEMBER
                                                                                  2001             2000
                                                                             ---------------- ---------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                             $ 6,724,522     $ 4,618,805
     Adjustments to reconcile net income to net
         cash provided by operations -
          Non-cash charges
              Depreciation and amortization                                       3,354,747       2,930,522
              Provision for bad debts                                                    --         380,500
              Tax effect of stock options exercised                                 670,921              --
              Stock compensation expense                                             31,662          29,804
              Gain on disposal of fixed assets                                      (24,077)             --
     Changes in other current assets and liabilities
          Decrease (increase) in accounts receivable                                434,668      (2,505,645)
          Decrease in refundable income taxes                                     2,245,894              --
          (Increase) decrease in prepaid expenses and employee advances            (470,697)        174,239
          Increase in inventory                                                     (18,298)       (432,094)
          Increase in other assets                                                 (159,704)       (106,849)
          Increase in accounts payable and accrued liabilities                    1,405,195         560,888
                                                                                          5
                                                                             --------------   -------------
                        Net cash provided by operating activities                14,194,833       5,650,170
                                                                             --------------   -------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                   (1,575,284)     (2,736,652)
          Proceeds from the sale of fixed assets                                     53,758              --
                                                                             --------------   -------------
                        Net cash used in investing activities                    (1,521,526)     (2,736,652)
                                                                             --------------   -------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayments of note payable                                             (2,500,000)     (2,000,000)
          Employee stock purchase plan / other                                       99,746          61,076
          Stock options exercised                                                   439,565       1,573,210
          Repayments of capitalized lease obligations                               (47,238)        (23,545)
                                                                             --------------   -------------
                      Net cash used in financing activities                      (2,007,927)       (389,259)
                                                                             --------------   -------------

                      Net increase in cash and cash equivalents                  10,665,380       2,524,259

     CASH AND CASH EQUIVALENTS, beginning of period                              12,515,424       9,761,047
                                                                                              -------------
                                                                             --------------
     CASH AND CASH EQUIVALENTS, end of period                                   $23,180,804     $12,285,306
                                                                             ==============   =============

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period:
              Interest                                                         $     62,758     $   292,919
              Income Taxes                                                        2,160,696       3,363,893





                                   The accompanying notes to consolidated financial statements are an integral part of these statements.


                             DIANON SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. The Company - The consolidated financial statements as of and for the three months and nine months ended September 30, 2001 and 2000 have been prepared by DIANON Systems, Inc. ("Dianon") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Dianon's annual report for the year ended December 31, 2000, previously filed on Form 10-K with the Securities and Exchange Commission (the "Annual Report").

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Dianon's Annual Report for the year ended December 31, 2000. The results of operations for the three months and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

2. Acquisitions - Dianon signed a definitive agreement to acquire UroCor, Inc. in a stock-for-stock transaction with an equity value of approximately $180 million, subject to change based upon the exchange ratio in accordance with the merger agreement. The acquisition is subject to approval by both Dianon's and UroCor's shareholders and other closing conditions, and is expected to close in the fourth quarter of this year.

3. Impact of Accounting Pronouncements, Not Yet Adopted By The Company- In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill amortization will no longer be required after December 31, 2001. The statement will require an annual assessment of goodwill for impairment and more frequent assessments if circumstances indicate a possible impairment. Whereas Statement No. 141 is effective for all business combinations initiated after June 30, 2001, Statement No. 142 requires companies to continue to amortize goodwill existing at June 30, 2001 through the end of 2001, ceasing goodwill amortization on January 1, 2002.

      Amortization charges for the nine-month period ended September 30, 2001 were approximately $1.0 million, including approximately $187,000 related to goodwill. Dianon is currently evaluating other impacts of adopting Statement No. 142, but has not yet quantified the impact on its consolidated financial position.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Dianon has not yet determined the impact, if any, this new standard will have on its reported results of operations, financial position and cash flows.

4. Earnings per share - Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and nine month periods ended September 30, for both 2001 and 2000.

                              Three months ended      Nine months ended
                                September 30,           September 30,
                               2001       2000          2001      2000
                             --------------------    ---------------------
     BASIC EARNING PER
     SHARE:
     Weighted-average
     number of common        7,437,078  7,189,820     7,414,584 7,110,576
     shares outstanding

     DILUTIVE EFFECT OF:
     Stock options             713,199    762,336       645,201   673,527
                             ---------  ----------   ---------- ----------
     DILUTED EARNINGS PER
     SHARE:
     Weighted-average
     number of common        8,150,277  7,952,156     8,059,785 7,784,103
     shares outstanding      =========  =========    ========== ==========

     NET INCOME             $2,307,427 $1,782,956    $6,724,522 $4,618,805
                             =========  =========    ========== ==========

     BASIC EARNINGS PER       $0.31      $0.25         $0.91     $0.65
     SHARE                   =========  =========    ========== ==========

     DILUTED EARNINGS PER     $0.28      $0.22         $0.83     $0.59
     SHARE                   =========  =========    ========== ==========


   Options to purchase 18,912 shares of common stock at prices ranging from $40.06 to $45.50 per share were outstanding as of September 30, 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

   Options to purchase 960 shares of common stock at $26.00 per share were outstanding as of September 30, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months and nine months ended September 30, 2001 ("Third Quarter-2001" and "Nine Months-2001", respectively) to the three months and nine months ended September 30, 2000 ("Third Quarter-2000" and "Nine Months-2000", respectively).

RESULTS OF OPERATIONS

   o  NET REVENUES

Net revenues increased 23% to $28.9 million in the Third Quarter-2001 from $23.6 million in the Third Quarter-2000, and 21% to $84.5 million in the Nine Months-2001 from $70.1 million in the Nine Months-2000. These increases reflect the effects of strong volume gains in pathology and genetics testing and a favorable reimbursement climate for some of our most commonly performed tests.

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

The clinical laboratory industry has also recently experienced increases in the payment rate for certain tests. Beginning in 1998, Medicare began covering screening pap smears for certain Medicare beneficiaries, and the Balanced Budget Refinement Act of 1999 ("BBRA") required the Secretary of the Department of Health and Human Services to establish a national minimum payment amount equal to $14.60 for diagnostic or screening pap smear laboratory tests furnished on or after January 1, 2000. Previously, the national payment cap for a pap smear was approximately $7.15. The BBRA also encouraged the Centers for Medicare and Medicaid Services ("CMS") (formerly known as the Health Care Financing Administration or "HCFA") to institute an appropriate increase in the payment rate for new cervical cancer screening technologies, such as the technologies used by Dianon, that have been approved by the FDA as significantly more effective than a conventional pap smear. In March 2001, CMS established a national limit of $28 for the new pap smear technologies used by Dianon, which is nearly twice the level of reimbursement for the conventional pap smear. Payments in states in which Dianon has laboratories that furnish tests range from $25.60 to $28.00. The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"), signed into law on December 21, 2000, requires that the national limitation amount for new lab tests equal 100% of the national median for such tests (versus the 74% applied to other tests). In addition, BIPA included a provision to change the frequency of covered screening pap smears from at least every three years to at least every two years. The addition of Medicare coverage for more frequent pap tests and higher reimbursement for certain types of pap tests have provided and are expected to continue to provide additional revenues for Dianon.

With respect to Dianon's anatomic pathology services, which are reimbursed under the Medicare physician fee schedule rather than the Medicare laboratory fee schedule, Medicare reimbursement amounts generally declined with the implementation of the resource-based relative value scale ("RBRVS") system, which went into effect in 1992 and was fully phased in by the end of 1996. Under this system, relative value units ("RVUs") are established for the physician work, practice expense and malpractice expense involved with each physician service. Of these three, however, the physician work and practice expense components comprise the vast majority of the value of a service. The RVUs for a service may be changed from time to time, and once the RVUs are finalized each year, they are multiplied by a "conversion factor" in order to calculate the actual payment for a service. The conversion factor is a monetary amount which changes from year to year based on a variety of factors, including changes in health-related and overall economic indicators. Generally, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by Dianon.

Due to a five-year review, in 1997 there was an overall decrease in the physician work RVUs established for pathology services. Another five-year review of the work value component was completed in 2001, was published in the Federal Register on June 8, 2001, and will go into effect on January 1, 2002. The changes recommended as a result of this more recent review are not expected to have any significant effect on payment for pathology services.

In the final 2001 physician fee schedule, published in November 2000, CMS estimated that practice expense changes would result in a 3% decrease in total allowed charges for pathology over the two-year period 2001-2002. However, the net effect of the changes with respect to the most common pathology service currently provided by Dianon resulted in an increase in payment to Dianon in 2001. In addition, in the proposed rule on the Medicare physician fee schedule, published on August 2, 2001, CMS proposed using new data to recalculate the practice expense component of the RVUs, and this change, if accepted as proposed, is expected to result in an overall 3% increase in payments to pathologists in the 2002 fee schedule. However, due to budget neutrality requirements and other economic factors, there have been indications that the conversion factor used to calculate the fee schedule payments may be reduced in 2002, which could offset some or all of the expected increase in payments for pathology services. The Medicare physician fee schedule payments for 2002 will not be finalized until early November 2001.

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

CMS had announced that effective January 1, 2001, independent labs would no longer be allowed to bill Medicare for the technical component ("TC") of pathology services furnished to Medicare beneficiaries who are hospital inpatients. Independent labs would still be able to bill and be paid for the TC of pathology services provided to beneficiaries who are in non-hospital settings, but for the TC of services provided to a hospital inpatient, the independent lab would have to make arrangements with the hospital in order to receive payment. Also beginning on January 1, 2001, under new regulations for hospital outpatient reimbursement (see following paragraph), independent labs would be limited to billing the hospital for the TC of any pathology services furnished to hospital outpatients. In other words, under the regulation, independent laboratories that perform the technical component of pathology services for hospital outpatient services would no longer be allowed to bill Medicare for these services and must, instead, bill the hospital. However, BIPA included a "grandfathering" provision allowing independent labs to continue to bill and be paid for the TC of services provided to both hospital inpatients and outpatients for an additional two years. Since Dianon does only minimal testing for hospital inpatients and outpatients, these changes are not expected to have a material financial impact on Dianon.

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

   o  COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics and depreciation expense, increased to $16.1 million in the Third Quarter-2001 from $13.3 million in the Third Quarter-2000, and to $46.9 million for the Nine Months-2001 from $39.9 million for the Nine Months-2000. As a percentage of revenues, cost of sales was 56% and 57% for the Third Quarter-2001 and the Third Quarter-2000, respectively, as well as for the Nine Months-2001 and for the Nine Months-2000, respectively.

   o  GROSS PROFIT


Gross profit totaled $12.8 million in Third Quarter-2001 versus $10.3 million in Third Quarter-2000, reflecting a gross profit margin of 44% and 43%, respectively. Gross profit for the Nine Months-2001 totaled $37.6 million versus $30.2 million in the prior year, representing margins of 44% and 43%, respectively. The increase in gross profits is a direct result of increased revenues and favorable product line mix.

   o  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $8.5 million in the Third Quarter-2001 from $7.0 million in the Third Quarter-2000. While absolute expenses increased, as a percentage of sales, they remained constant at 30% for both the Third Quarter-2001 and the Third Quarter-2000.

Selling, general and administrative expenses increased to $24.8 million in the Nine Months-2001 from $21.4 million in the Nine Months-2000. Although absolute expenses increased, they decreased as a percentage of sales to 29% in the Nine Months-2001 from 31% in the Nine Months-2000.

   o  AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased to $339,000 in the Third Quarter-2001 from $181,000 in the Third Quarter-2000, and to $1.0 million in the Nine Months-2001 from $582,000 in the Nine Months-2000. These increases are a result of acquisitions made in the fourth quarter of 2000.

   o  RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $287,000 in the Third Quarter-2001 from $223,000 in the Third Quarter-2000, and to $954,000 in the Nine Months-2001 from $666,000 in the Nine Months-2000. These increases are primarily the result of the continued development of the Carepath program, a disease management information service for patients, physicians and managed care organizations.

   o  INCOME FROM OPERATIONS

Income from operations increased to $3.7 million in the Third Quarter-2001 from $2.9 million in the Thrid Quarter-2000, and to $10.8 million in the Nine Months-2001 from $7.5 million in the Nine Months-2000. These increases in operating income reflect the increase in sales and the containment of expenses.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $4.7 million in the Third Quarter-2001 from $3.9 million in the Third Quarter-2000, and to $14.2 million in the Nine Months-2001 from $10.5 million in the Nine Months-2000. As a percentage of sales, EBITDA decreased to 16.2% in the Third Quarter-2001 from 16.4% in the Third-Quarter-2000, and increased to 16.8% in the Nine Months-2001 from 14.9% in the Nine Months-2000.

EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Dianon had no such items for the three and nine months ended September 30, 2001 and 2000, respectively. Management considers EBITDA to be one measure of the cash flows from operations of Dianon before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of Dianon. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of Dianon. Dianon's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

EBITDA for the third quarter and nine months ended 2001 and 2000 are as follows:

                                         Third Quarter       Nine Months Ended
                                       -------------       -----------------
                                       2001       2000       2001       2000
                                       ----       ----       ----       ----
EBITDA                           $4,694,000 $3,869,000 $14,199,000  $10,463,000
EBITDA as a percentage of sales       16.2%      16.4%       16.8%        14.9%

   o  NET INTEREST INCOME

Net interest income increased to $184,000 in the Third Quarter-2001 from $116,000 in the Third Quarter-2000, and to $457,000 in the Nine Months-2001 from $231,000 in the Nine Months-2000, due to the reduction of debt and the corresponding reduction in interest expense, as well as higher cash balances earning interest income.

   o  PROVISION FOR INCOME TAXES

The provision for income taxes reflects a 40.5% effective tax rate for the three month and nine month periods ended 2001 and 2000, totaling $1.6 million in the Third Quarter-2001 and $1.2 million in the Third Quarter-2000, and $4.6 million in the Nine Months-2001 and $3.1 million in the Nine Months-2000.

   o  NET INCOME

Net income increased 29% to $2.3 million in the Third Quarter-2001 from $1.8 million in the Third Quarter-2000. Basic earnings per share increased to $0.31 per share in the Third Quarter-2001 from $0.25 per share in the Third Quarter-2000, while diluted earnings per share increased to $0.28 per share in the Third Quarter-2001 from $0.22 per share in the Third Quarter-2000.

Net income increased 46% to $6.7 million in the Nine Months-2001 from $4.6 million in the Nine Months-2000. Basic earnings per share increased to $0.91 per share in the Nine Months-2001 from $0.65 per share in the Nine Months-2000, while diluted earnings per share increased to $0.83 per share in the Nine Months-2001 from $0.59 per share in the Nine Months-2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, Dianon had total cash and cash equivalents of $23.2 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. Working capital was $39.8 million and $32.6 million as of September 30, 2001 and December 31, 2000, respectively, and the current ratios (current assets divided by current liabilities) were 5.9:1 and 5.8:1, respectively.

Accounts receivable totaled $21.0 million as of September 30, 2001 representing approximately 64 days of sales outstanding, compared to $21.4 million or 77 days as of December 31, 2000. This improvement is due to better processes to obtain billing information.

Capital expenditures for the Third Quarter-2001 and Nine Months-2001 totaled approximately $470,000 and $1.6 million, respectively.

Effective February 17, 1998, Dianon entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including financial and negative covenants. In December 2000, the line of credit was extended to August 2003, and certain covenants were modified. As of September 30, 2001, no debt remained outstanding on the line of credit.

Dianon's Board of Directors previously authorized the repurchase of approximately 1.7 million shares of Dianon's Common Stock on the open market or in private transactions. Total expenditures for share repurchases is limited to $12.0 million. As of September 30, 2001, Dianon had repurchased approximately 336,000 shares of Dianon's Common Stock for approximately $2.8 million.

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

           (b) Reports:

           No Form 8-K Current Report was filed with the Commission during the third quarter of 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    DIANON Systems, Inc.


                                                    /s/ KEVIN C. JOHNSON
                                                    --------------------
                              October 26, 2001
                                                    By:Kevin C. Johnson
                                                       Chairman of the Board,
                                                       President and Chief
                                                       Executive Officer
                                                       (Principal Executive
                                                       Officer)


                                                    /s/ DAVID R. SCHREIBER
                                                    ----------------------
                              October 26, 2001
                                                    By:David R. Schreiber
                                                       Senior Vice President,
                                                       Finance and
                                                       Chief Financial Officer
                                                       (Principal Financial
                                                       Officer and
                                                       Principal Accounting
                                                       Officer)