Form 10-K
period 2001-12-31
DIANON SYSTEMS INC
filed 2002-03-28
CIK 779282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


Commission file number 000-19392
                       ---------

                              DIANON Systems, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                  06-1128081
                 --------                                  ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization                   Identification No.)


     200 Watson Boulevard, Stratford, Connecticut             06615
     --------------------------------------------           ----------
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

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share
           -----------------------------------------------------------
                                (Title of class)

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

As of March 20, 2002, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $665,783,530.

Number of shares of Common Stock outstanding as of March 20, 2002:  12,049,942

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

      The Company performs all testing at either its main facility in Stratford, Connecticut or at its other facilities located in Tampa, Florida; New City, New York; Woodbury, New York or Oklahoma City, Oklahoma (the latter acquired in November 2001). The Company provides most test results to physicians within forty-eight hours. In 1996, the Company opened a specimen processing facility at the hub of its airfreight provider in Ohio in order to prepare certain specimens for more rapid processing when they arrive in the appropriate laboratory and to improve overall turnaround time to the physicians.

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

MEDICAL TESTING MARKETS

      The Company operates in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. The Company's testing services are categorized based upon the nature of the test: Anatomic Pathology, Genetic Testing and Clinical Chemistry. These testing services are used by physicians in the diagnosis, prognosis, monitoring and general management of diseases and other clinical conditions. The tests included in such services generally detect medically-significant abnormalities and visual patterns in blood, tissue samples and other specimens.

      Below are some of the major differences between the three testing services offered by the Company:

                                   ANATOMIC PATHOLOGY TESTING            GENETIC TESTING           CLINICAL CHEMISTRY TESTING
                                   --------------------------            ---------------           --------------------------
Type of Specimen                  Tissue or cells - usually         Tissue or cells may be         Blood or urine - usually
                                  obtained by a physician from      obtained by a physician        collected by a nurse
                                  a biopsy, pap smear, urine        (bone marrow aspirate,         (blood) or by the patient
                                  specimen or surgery               amniocentesis) or nurse        (urine)
                                                                    (blood, cheek swab)

Technology  Employed              Physician interpretation of       Ph.D. interpretation of        Highly automated blood
                                  tissue slides supplemented        results generated by           chemistries and
                                  by special antibody stains        certified laboratory           immunoassays
                                  or genetic tests                  technologists

2001 DIANON Net Revenues          $87.2 million                     $18.7 million                  $19.8 million


INFORMATION SERVICES

      The Company has developed several proprietary information systems products over the last 10 years. These products include a Laboratory Information System, an Anatomic Pathology module to aid the pathologist in creating medical reports, an accounts receivable and billing system, and the disease management program (designed for patients, physicians, and managed care organizations) called CarePath (TM). In addition, many supporting modules have been built to support such areas as the delivery of medical reports through electronic interfaces and the Internet and information products designed to better manage the business.

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

      The Company will continue to review and develop its systems to bring unique, timely and pertinent information to its customers.

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

REIMBURSEMENT

      In 2001, 2000, and 1999, respectively, approximately 40%, 37% and 31% of the Company's net revenues were derived from testing performed for beneficiaries under the Medicare and Medicaid programs. These figures include the 20% co-payment and deductible normally billed to the patient when anatomic pathology services are involved. At least 97% of the Medicare and Medicaid net revenues are derived from the Medicare program. Revenues from testing performed for other patients are derived principally from other third-party payors, including commercial insurers, Blue Cross Blue Shield plans, health maintenance and preferred provider organizations, patients, physicians, hospitals, and other laboratories (who in turn usually bill non-governmental third-party payors or patients). For many of the tests performed for Medicare or Medicaid beneficiaries (except clinical diagnostic laboratory tests for those beneficiaries being treated by a hospital or, in some instances, by a skilled nursing facility ("SNF")), laboratories are required to bill Medicare or Medicaid directly for covered services and to accept Medicare or Medicaid reimbursement as payment in full for such services. Management has elected, to date, to accept reimbursement rates set by other third-party payors as payment in full as well (apart from any co-payment or deductible that the payor has established).

      Reimbursement rates for some services of the type, or similar to the type, performed by the Company have been established by Medicare, Medicaid and other third-party payors, but have not been established for all services or by all carriers with respect to any particular service. While most carriers, including Medicare, do not cover services they determine to be investigational, or otherwise not reasonable and necessary for diagnosis or treatment, a formal coverage determination is made with respect to relatively few new procedures. When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier which processes claims for reimbursement within the carrier's geographic jurisdiction. The Company receives Medicare reimbursement primarily through the Medicare carriers for Connecticut, New York, Florida and Oklahoma. A positive coverage determination, or reimbursement without such determination, by one or more third- party payors, or clearance for marketing by the Food and Drug Administration ("FDA"), does not assure reimbursement by other third-party payors. A few third-party payors have denied payment for services for which the Company receives reimbursement from other payors. On occasion, Medicare or other third-party payors have decided to cease payment for one or more of the Company's services that historically have been reimbursed by them because such services are performed using test kits or other products which have not received FDA pre-market clearance or because such services may otherwise be deemed investigational or for other reasons. Furthermore, Medicare and other third-party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when tests are ordered for other diagnoses deemed appropriate by the carrier. This practice recently has become more prevalent with respect to Medicare.

      The Balanced Budget Act of 1997 ("BBA") required the Secretary of the Department of Health and Human Services ("the Secretary") to divide the country into no more than five regions and designate a single Medicare carrier for each region to process laboratory claims (except those performed by independent physicians' offices) no later than January 1, 1999, and to adopt uniform coverage, administration, and payment policies for lab tests using a negotiated rulemaking process by July 1, 1998. However, the Centers for Medicare and Medicaid Services ("CMS," formerly "HCFA") has not yet redesignated Medicare carrier regions for lab claims. The clinical lab negotiated rulemaking committee met periodically during 1998 and 1999, and a proposed rule reflecting the consensus of the committee members was published on March 10, 2000. The final rule was published on November 23, 2001. This rule establishes national coverage policies for many of the most commonly ordered laboratory tests, replacing local Medicare policies, which sometimes varied, and it establishes other uniform requirements related to submission of claims for lab tests. Most of the changes arising from the rule will not be effective until 12 months from the date the final rule was published. The Company believes these rules will level the playing field and result in more consistent reimbursement across the country.

      In general, reimbursement denials by the various carriers, reductions or delays in the establishment of reimbursement rates, and carrier limitations on the insurance coverage of the Company's services or the use of the Company as a service provider could have a material adverse effect on the Company's future revenues.

      MEDICARE PAYMENT FOR ANATOMIC PATHOLOGY SERVICES. Medicare reimbursement for anatomic pathology services constituted approximately 40%, 38%, and 34% of the Company's net anatomic pathology revenues in 2001, 2000, and 1999, respectively. As of January 1, 1992, all physician services, including anatomic pathology services, have been reimbursed by Medicare based on a methodology known as the resource-based relative value scale ("RBRVS"), which was fully phased in by the end of 1996. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by the Company.

      The Medicare RBRVS payment for each service is calculated by multiplying the total relative value units ("RVUs") established for the service by a conversion factor that is set by statute. The 2002 conversion factor is $36.1992, a decrease of approximately 5.4% from the 2001 conversion factor. The number of RVUs assigned to each service is in turn calculated by adding three separate components: physician work, practice expense, and malpractice expense. In 1997, there was an overall decrease of 5.7% in payments for pathology services due to a five-year review of the work value component and a decrease in the 1997 conversion factor applicable to pathology services, plus an additional decrease in Connecticut, where the Company's primary operations are located, because of CMS's reduction of the number of different payment localities recognized for RBRVS purposes. Another five-year review of the work value component was completed and was published in the Federal Register on June 8, 2001. The results of this review went into effect on January 1, 2002, but the changes recommended are not expected to have any effect on payment for pathology services.

      On November 1, 1998, CMS recalculated the physician practice expense component of the Medicare physician fee schedule to reflect resource consumption rather than historical charge data. The resulting new practice expense values are being phased in over the period 1999 to 2002. In the final 2002 physician fee schedule, published in November 2001, CMS estimated that refinements and changes in the RVUs for physician work and practice expense would result in a 3% increase in payments for pathology services in 2002, compared to what would have occurred in 2002 had the rule not been published, although the reduction in the conversion factor used to calculate the fee schedule payments offsets the increase in payments for certain pathology services. However, the net effect of changes with respect to the most common pathology service currently provided by Dianon will result in an increase in payments to Dianon in 2002.

      CMS announced in the November 2, 1999 physician fee schedule that effective January 1, 2001, independent labs would no longer be able to bill Medicare or the patient for the technical component ("TC") of pathology services furnished to Medicare beneficiaries who were hospital inpatients. Independent labs would still be permitted to bill and be paid for the TC of pathology services provided to beneficiaries who were in non-hospital settings, but for the TC of services provided to a hospital inpatient, the independent lab would have to make arrangements with the hospital in order to receive payment. CMS also announced that beginning on January 1, 2001, under new rules for hospital outpatient reimbursement, independent labs would be limited to billing the hospital for the TC of any pathology services furnished to hospital outpatients. In other words, independent laboratories that perform the technical component of pathology services for hospital outpatient services would no longer be able to bill Medicare for these services and would be required, instead, to bill the hospital. However, the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, ("BIPA"), signed into law on December 21, 2000, included a "grandfathering" provision allowing independent labs to continue to be paid for the TC of services provided to hospital inpatients and outpatients for an additional two years, if the referring hospital had had such an arrangement with an independent lab in effect on or before July 22, 1999, pending the completion of a study by the General Accounting Office. Since the Company does only minimal testing for hospital inpatients and outpatients, these changes are not expected to have a material financial impact on the Company.

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

      MEDICARE FEE SCHEDULE PAYMENT FOR GENETIC LABORATORY SERVICES. The Company provides a number of services which are characterized as genetic laboratory testing services by the Medicare program. Medicare reimbursement for genetic laboratory services constituted approximately 42%, 38%, and 20% of the Company's genetic revenues in 2001, 2000, and 1999, respectively. There is no separate Medicare reimbursement methodology for genetic testing. The genetic testing performed by the Company is reimbursed under the RBRVS method, as is anatomic pathology, or under the clinical chemistry laboratory fee schedule depending on the specific test.

      MEDICARE FEE SCHEDULE PAYMENT FOR CLINICAL CHEMISTRY LABORATORY SERVICES. The Company provides a number of services, which are characterized as clinical chemistry laboratory testing services by the Medicare program. Medicare reimbursement for clinical chemistry laboratory services constituted approximately 36%, 31%, and 26% of the Company's clinical chemistry revenues in 2001, 2000, and 1999, respectively. In 1984, Congress adopted legislation establishing a locality-specific fee schedule reimbursement methodology with Consumer Price Index ("CPI")-related updates for clinical diagnostic laboratory testing for non-hospital patients and hospital outpatients under Medicare. Payment for clinical chemistry laboratory services performed for Medicare hospital and SNF inpatients is included within the prospectively determined Diagnosis Related Group rate paid to the hospital and Resource Utilization Group rate paid to the SNF. In addition, state Medicaid programs are prohibited from paying more than the Medicare laboratory fee schedule amount.

      Beginning with the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA `85"), Congress instituted a national cap on Medicare clinical chemistry laboratory fee schedules. This national cap has been lowered each year and now is 74% of the national median. Moreover, the Omnibus Budget Reconciliation Act of 1987 ("OBRA `87") eliminated the CPI update for 1988, and in succeeding years Congress has often either limited or eliminated annual updates of Medicare clinical chemistry laboratory fee schedules. After updates of 3.2% in 1996 and approximately 2.7% in 1997, the BBA freezes fee schedule payments for the 1998-2002 period. The update limitations and changes in the national cap made to date have not had, and are not expected by the Company to have, a material adverse effect on the Company's results of operations. Any further significant decrease in such fee schedules, however, could have a material adverse effect on the Company's future revenues.

      Beginning in 1998, Medicare began covering screening pap smears for certain Medicare beneficiaries, and the Balanced Budget Refinement Act of 1999 ("BBRA") required the Secretary to establish a national minimum payment amount equal to $14.60 for diagnostic or screening pap smear laboratory tests furnished on or after January 1, 2000. Previously, the national payment cap for a pap smear was approximately $7.15. The BBRA also encouraged CMS to institute an appropriate increase in the payment rate for new cervical cancer screening technologies that have been approved by the FDA as significantly more effective than a conventional pap smear, such as the technologies used by the Company. Currently, no national payment rate has been set for new pap smear technology, so each local carrier has established reimbursement independently. CMS is expected to set a national median for such services by 2002. In any event, as a result of the BIPA, these new lab tests will receive 100% of the national median, rather than the 74% that applies to other tests. BIPA required the Secretary of HHS to establish procedures that permit public consultation for coding and payment determinations for new clinical laboratory tests, and a notice was published in the Federal Register on November 23, 2001 announcing a schedule of public meetings pursuant to this requirement. In addition, this legislation included a provision changing the frequency of covered screening pap smears from at least every three years to at least every two years. The expansion of Medicare coverage for screening pap has provided, and is expected to continue to provide in 2002, additional revenues for the Company.

      In addition, consolidated billing, required under the BBA since 1998 for laboratory and other services provided to residents of SNFs, has been eliminated for specific Part B services (including lab services), effective January 1, 2001. Because the Company does only minimal clinical laboratory services for nursing facility patients, these changes have not materially effected the Company's business.

      Other changes in government and other third-party payor reimbursement which may result from the enactment of healthcare reform legislation likely will continue the downward pressure on prices and make the market for clinical laboratory services more competitive. For example, the BBA revised the Medicare program substantially to permit beneficiaries to choose between traditional fee-for-service Medicare and several non-traditional Medicare options, including managed care plans and provider-sponsored organization plans. These non-traditional Medicare plans have considerable discretion in determining whether and how to cover and reimburse clinical laboratory services and to limit the number of labs with which they deal. In addition, as a result of BIPA, Medicare managed care organizations will receive an increase of approximately $9 billion in their payments and risk adjustments through 2005, further signifying a push towards a managed care environment. The BBA also included provisions to implement competitive bidding for certain Medicare items and services, including laboratory services, on a three-site demonstration project basis. Thus far, Medicare has implemented demonstration projects in Polk County, Florida and San Antonio, Texas. If adopted on a widespread basis, these changes likely would have an adverse impact on the Company's revenues.

      Finally, the BBA also contained measures to establish market-oriented purchasing for Medicare, including prospective payment systems ("PPS") for outpatient hospital services, home health care, and nursing home care. All of these systems have now been implemented. Since the Company does only minimal clinical laboratory testing for home health care and nursing facility patients, these changes are not expected to materially affect the Company's business. Under the outpatient PPS rule, CMS would have carved out clinical laboratory services from the outpatient PPS rates, but would have included the technical component of surgical pathology services in the rate. However, as discussed above, provisions in BIPA postponed implementation of this provision for two years for hospitals that had in place an arrangement with an independent laboratory under which the lab billed Medicare separately for the technical component of pathology services provided to the hospital's patients.

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


COMPETITION

      The Company provides services in a segment of the healthcare industry that is intensely competitive. The Company estimates that there are over 10,820 laboratories in the United States, which might be deemed actual or potential competitors for the testing business of cancer-treating or cancer-diagnosing physicians.

      The anatomic pathology segment is highly fragmented and has just begun to experience industry consolidation to any significant degree. Competitors include physician-owned laboratories, specialized commercial laboratories and hospital laboratories. None of these competitors has a material share of the anatomic pathology market.

      Genetic testing is performed by a relatively small number of large hospital systems, university medical centers and large commercial laboratories. Genzyme, Laboratory Corporation of America and Quest Diagnostics are the primary competitors with appreciable market share. Demand for this type of testing is growing due to new therapeutic drug treatments for specific genetic conditions. These drug treatments are often administered after genetic testing is complete in order to maximize effectiveness. The number of tests and the demand for existing tests will continue to grow as therapeutic treatments options expand. We are continually evaluating our test offerings to capitalize on this growth.

      In contrast, the clinical chemistry segment has been consolidated to a large extent, and the two largest national clinical laboratories in the U.S., Quest Diagnostics and Laboratory Corporation of America, have a significant market share in outpatient testing. In 1999, Quest Diagnostics acquired the clinical laboratory operations of SmithKline Beecham Clinical Laboratories. The clinical laboratories' product offerings are broader and the two companies have more substantial financial and operational resources than the Company. Other competitors in this segment include special-purpose clinical laboratories and manufacturers of test kits and other diagnostic tools.

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

EMPLOYEES

      As of December 31, 2001, the Company had 1,066 full-time equivalent employees.

REGULATORY MATTERS

      The Company's business is subject to government regulation at the federal, state and local levels, some of which regulations are described under "Laboratory Operations," "Anti-Fraud and Abuse," "Confidentiality of Health Information," "Food and Drug Administration" and "Other" below.

      LABORATORY OPERATIONS

      The Company's laboratories are located in Connecticut, New York, Florida, Texas and Oklahoma. Each laboratory is certified or licensed under the federal Medicare program, the Clinical Laboratories Improvement Act of 1967, as amended by the Clinical Laboratory Improvement Amendments of 1988 (collectively, "CLIA `88"), and the respective clinical laboratory licensure laws of the state in which they are located, where such licensure is required, except for Texas which is in the process of being certified under the federal Medicare program and CLIA '88. In addition, the Connecticut, Florida and Oklahoma laboratories are accredited by the College of American Pathology. The Connecticut laboratory also is certified to bill the Connecticut and various other state Medicaid programs and is licensed by the federal Nuclear Regulatory Commission. The Company believes it has obtained all material laboratory licenses required for its operations.

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

      A final rule implementing CLIA `88, published by HHS on February 28, 1992, became effective September 1, 1992. This rule has been revised on several occasions and further revision is expected. The CLIA `88 rule applies to virtually all laboratories in the United States, including the Company's laboratories. The Company has reviewed its operations as they relate to CLIA `88, including, among other things, the CLIA `88 rule's requirements regarding laboratory administration, participation in proficiency testing, patient test management, quality control, quality assurance and personnel for the types of testing undertaken by the Company, and believes it is in compliance with these requirements. However, no assurances can be given that the Company's laboratories will pass all future inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA `88 or state licensure requirements may be suspension, revocation or limitation of the labs' CLIA `88 certificate or state license, as well as civil and/or criminal penalties.

      ANTI FRAUD AND ABUSE LAWS

      Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical and anatomic laboratories, and their referral sources, including physicians, hospitals and other laboratories. One provision of these laws, known as the "anti-kickback law," contains extremely broad proscriptions. Violation of this provision may result in criminal penalties, exclusion from Medicare and Medicaid, and significant civil monetary penalties.

      Following a study of pricing practices in the clinical laboratory industry, the Office of the Inspector General ("OIG") of HHS conducted a study of pricing practices, and in January 1990 issued a report addressing how these pricing practices relate to Medicare and Medicaid. The OIG reviewed the industry's use of one fee schedule for physicians and other professional accounts and another fee schedule for patients/third-party payors, including Medicare, in billing for testing services, and focused specifically on the pricing differential when profiles (or established groups of tests) are ordered.

      Existing federal law authorizes the Secretary of HHS to exclude providers from participation in the Medicare and Medicaid programs if they charge state Medicaid programs or Medicare fees "substantially in excess" of their "usual charges." On September 2, 1998, the OIG issued a final rule in which it indicated that this provision has limited applicability to services for which Medicare pays under a Prospective Payment System or a fee schedule, such as anatomic pathology services and clinical laboratory services. In several Advisory Opinions, the OIG has provided additional guidance regarding the possible application of this law, as well as the applicability of the anti-kickback laws to pricing arrangements. The OIG concluded in a 1999 Advisory Opinion that an arrangement under which a laboratory offered substantial discounts to physicians for laboratory tests billed directly to the physicians could potentially trigger the "substantially in excess" provision and might violate the anti-kickback law, because the discounts could be viewed as being provided to the physician in exchange for the physician's referral to the laboratory of non-discounted Medicare business, unless the discounts could otherwise be justified. The Medicaid laws in some states also have prohibitions related to discriminatory pricing.

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

      In February 1997 (as revised in August 1998), the OIG released a model compliance plan for laboratories that is based largely on corporate integrity agreements negotiated with laboratories that had settled enforcement action brought by the federal government related to allegations of submitting false claims. The Company has adopted aspects of the model plan that it deems appropriate to the conduct of its business. One key aspect of the corporate integrity agreements and the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. These requirements, and their likely effect on physician test ordering habits, focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests which make up the majority of the Company's business measured in terms of net revenues. Nevertheless, they potentially could affect physicians test ordering habits more broadly. The Company is unable to predict whether, or to what extent, these developments may have an impact or the utilization of the Company's services.

      Prior to 1998, the Medical Director of the Connecticut Medicare carrier to whom the Company submits its Medicare claims, orally expressed the view that some amount of money which the carrier has paid to the Company for certain pathology services involving DNA measurements in prostate tumor cells (morphometric analysis of tumor) potentially is recoverable by the carrier. The carrier Medical Director has never reduced his view to writing or otherwise asserted a claim. Accordingly, at this time, the Company cannot evaluate any such possible claim, or the probability of assertion of any such claim.

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

      The Company has received a subpoena dated November 16, 2000, issued by the United States Attorney's Office for Connecticut, requesting the production of a variety of documents, with a particular focus on documents relating to billing for tumor biomarkers, DNA testing and screening tests. The Company is cooperating with the Department of Justice representatives handling this matter and has substantially completed its production of documents under the subpoena.


      CONFIDENTIALITY OF HEALTH INFORMATION

      The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains provisions that affect the handling of claims and other patient information that are, or have been, transmitted electronically. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to healthcare providers, which include physicians and clinical laboratories. Rules implementing various aspects of HIPAA are continuing to be developed. National standards for electronic healthcare transactions were published by HHS on August 17, 2000. The regulations establish standard data content and formats for submitting electronic claims and other administrative health transactions. All healthcare providers will be able to use the electronic format to bill for their services and all health plans and providers will be required to accept standard electronic claims, referrals, authorizations, and other transactions. Under the regulation, all electronic claims transactions must follow a single standardized format. All health plans, providers and clearinghouses must comply with the standards by October 2003. Failure to comply with this rule could result in significant civil and/or criminal penalties. Despite the initial costs, the use of uniform standards for all electronic transactions could lead to greater efficiency in processing claims and in handling health care information.

      On December 28, 2000, HHS published rules governing the use of individually identifiable health information. The regulation protects certain health information ("protected health information" or "PHI") transmitted or maintained in any form or medium, and requires specific patient consent for the use of PHI for purposes of treatment, payment or health care operations. For most other uses or disclosures of PHI, the rule requires that covered entities (healthcare plans, providers and clearinghouses) obtain a valid patient authorization. For purposes of the criminal and civil penalties imposed under Title XI of the Social Security Act, the current date for compliance is 2003. Proposed security standards for electronic health data, published in August 1998, have not yet been finalized. Complying with the Standards, Security and Privacy rules under HIPAA will require significant effort and expense for virtually all entities that conduct healthcare transactions electronically and handle patient health information, but the Company is unable to accurately estimate the total cost or impact of the regulations at this time. Those costs, however, are not expected to be material.

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

      Pursuant to the Occupational Safety and Health Act, laboratories have a general duty to provide a work place to their employees that is safe from hazard. Over the past few years, the Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in the laboratory. In addition, OSHA has promulgated regulations containing requirements healthcare providers must follow to protect workers from bloodborne pathogens. Failure to comply with these regulations, other applicable OSHA rules or with the general duty to provide a safe work place could subject employers, including a laboratory employer such as the Company, to substantial fines and penalties.

ITEM 2.     PROPERTIES

      The Company leases approximately 279,715 square feet of office and laboratory space in Stratford, Connecticut; Wilmington, Ohio; Tampa, Florida; New City, New York; Woodbury, New York; Oklahoma City, Oklahoma and Plano, Texas. The leases on the Stratford facilities, representing 64,300 square feet, expire May 31, 2003, and contain options to renew for up to three years. The Company also leases a record storage facility in Stratford, Connecticut, representing 15,100 square feet, which expires May 31, 2004, with no renewal option. The lease for the Wilmington facility, representing 19,200 square feet, expires March 31, 2006, and contains renewal options for ten additional years. The lease on the Tampa office and laboratory facility, representing 18,400 square feet, expires May 31, 2005, with an option to renew for an additional five-year period. The lease in New City, representing 19,300 square feet, expires April 30, 2002 and contains an option to renew for one year. The lease in Woodbury, representing 8,400 square feet, expires March 31, 2003 with no renewal option. The lease on the Oklahoma office and laboratory, 108,063 square feet, expires December 31, 2013, subject to early termination provisions. The Company also leases a warehouse in Oklahoma City, Oklahoma, representing 25,313 square feet, which expires July 31, 2008, with no renewal option. The lease in Texas, representing 1,600 square feet, expires October 31, 2005 and contains an option to renew for an additional five-year period. The Company also leases a small office in Stamford, Connecticut, which expires November 30, 2002 with no renewal option.

      The Company leases a regional sales office located in North Carolina and one branch office in Connecticut, Illinois and Texas, respectively, and two branch offices in Massachusetts. The lease for the regional sales office expires within one year, and has a one-year renewal option. The branch office leases have remaining terms of up to one year with renewal options for one additional year.

      (See Note 5 to the Company's consolidated financial statements included herewith).

ITEM 3.     LEGAL PROCEEDINGS

      The Company is involved in certain legal matters including professional liability claims which periodically arise in the normal course of business. Management believes that the outcome of these legal matters will not have a material adverse effect on the financial position and results of operations of the Company. Furthermore, management believes the Company maintains adequate insurance coverage or has established adequate reserves for most contingencies.

      As part of the purchase of UroCor, the Company assumed responsibility and liability for certain pre-acquisition contingencies which include expenses relating to the previously announced UroCor Department of Justice ("DOJ") investigation, including without limitation, compliance with the UroCor corporate integrity agreement and any potential indemnification of legal and other fees and costs for current and past directors, officers and employees of UroCor in connection with the criminal investigation related to the UroCor settlement. The Company currently estimates the probable indemnification expenses to be $1.0 million, but there is no assurance that this amount will not increase significantly. Accordingly, the Company has accrued $1.0 million as a liability in the opening UroCor balance sheet.

      See ITEM 1. BUSINESS - Anti Fraud and Abuse Laws and Note 9 to the Company's consolidated financial statements included herewith for information regarding certain regulatory investigations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On November 9, 2001 the Company held its 2001 Annual Meeting of Shareholders at which the following actions were approved: the Agreement and Plan of Merger between the Company and UroCor, Inc. and the issuance of shares of the Company's common stock under the merger agreement referred to above were approved, directors were elected, the 2001 Stock Incentive Plan was approved, and the appointment of Arthur Andersen LLP as the Company's independent public accountants for the calendar year ended December 31, 2001 was ratified. The directors elected were Messrs. James T. Barry, Bruce K. Crowther, John P. Davis,
E. Timothy Geary, G.S. Beckwith Gilbert, Kevin C. Johnson, David R. Schreiber and Jeffrey L. Sklar. The table below represents the votes cast:


                       Director           In Favor              Against
                       --------           --------              -------

              James T. Barry              6,028,652             255,599
              Bruce K. Crowther           6,028,468             255,783
              John P. Davis               5,880,769             403,482
              E. Timothy Geary            6,028,652             255,599
              G.S. Beckwith Gilbert       6,029,599             254,652
              Kevin C. Johnson            5,637,045             647,206
              David R. Schreiber          5,681,673             602,578
              Jeffrey L. Sklar            6,029,310             254,941

Other actions and the results taken at the Company's 2001 Annual Meeting of Shareholders were as follows:

                                                                             Unvoted
Action                           Votes For     Votes Against   Abstentions    Shares
------                           ---------     -------------   -----------    ------

Approval of Merger Agreement     5,055,915        2,403         10,498        1,215,435

Approval of share issuance
relating to merger               5,046,650       19,506          2,660        1,215,435

Approval of 2001 Stock
Incentive Plan                   3,002,863    2,059,854          6,099        1,215,435

Ratify appointment of Arthur
Andersen LLP                     6,241,178       41,193          1,880             --


                                     PART II



ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      DIANON's Common Stock trades on The Nasdaq Stock Market under the symbol "DIAN." The following table shows the high and low sales prices of the Company's Common Stock quoted on The Nasdaq Stock Market, for the periods indicated below:

                                          High          Low
         2000:
         First Quarter                  $  24-1/4     $ 13
         Second Quarter                    30-1/4       13-1/4
         Third Quarter                     47-1/2       25-1/8
         Fourth Quarter                    46           26

         2001:
         First Quarter                  $  45-1/4     $ 20-1/2
         Second Quarter                    47-1/4       27
         Third Quarter                     55-1/2       39-1/6
         Fourth Quarter                    63-7/16      41-9/16



      As of March 20, 2002, the Company had approximately 4,967 shareholders of record. No dividends have been paid by DIANON and it is not anticipated that any will be paid in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS:

                                          2001      2000      1999      1998      1997
                                          ----      ----      ----      ----      ----
                                              (in thousands, except per share data)
                                              -------------------------------------

Net revenues                            $125,678   $95,651   $76,097   $62,182   $60,887

Gross profit                              56,621    41,480    32,213    26,511    29,766

Expenses:
   Selling, general and                   37,277    28,955    24,176    21,029    22,372
   administrative
   Special provision for bad debts         5,500        --        --        --        --
   Amortization of intangible
   assets                                  1,415       796       670       224       236
   Research and development                1,216     1,015       572       528     1,646
   Impairments and other special
   charges                                 1,465        --        --       212       324

Income from operations                     9,748    10,714     6,795     4,518     5,188

Interest income, net                         660       377       267       682       522
Provision for income taxes                 4,215     4,492     2,931     2,246     2,412
                                        -------------------------------------------------
Net income                               $ 6,193   $ 6,599   $ 4,131   $ 2,954   $ 3,298
                                        =================================================

EPS:
   Basic                                   $ .77     $ .92     $ .61     $ .44     $ .51
   Diluted                                 $ .71     $ .84     $ .59     $ .43     $ .48

Weighted average shares
outstanding:
   Basic                                   8,031     7,155     6,763     6,678     6,430
   Diluted                                 8,756     7,840     7,053     6,902     6,808


BALANCE SHEET DATA:

Working capital                          $68,836   $32,625   $25,249   $24,327   $21,387
Total assets                             287,418    61,551    52,089    36,703    36,889
Long-term obligations                        439     2,515     6,361        81       107
Stockholders' equity (1)                 265,636    52,259    38,766    31,383    29,046

(1) No dividends were paid by the Company during the periods presented above.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION.


RESULTS OF OPERATIONS

o     NET REVENUES

      Net revenues increased to $125.7 million in 2001 from $95.7 million in 2000 and $76.1 million in 1999, representing annual increases of 31% and 26%, respectively. The revenue growth reflects increased market penetration including the impact of the following acquisitions: UroCor, Inc. ("UroCor") and Kyto Meridien Diagnostics, L.L.C. ("KMD") in November 2001 and May 1999, respectively. UroCor represented approximately $6.7 million in revenues in 2001 and KMD represented approximately $7.3 million in revenues in 1999.

      Anatomic pathology net revenues increased to $87.2 million in 2001 from $68.7 million in 2000, representing a 27% increase, and increased from $52.6 million in 1999 to $68.7 million in 2000, representing a 31% increase. The revenue growth reflects increased market penetration in the anatomic pathology area as well as the UroCor and KMD acquisitions.

      Genetic net revenues increased to $19.8 million in 2001 from $13.7 million in 2000, representing a 45% increase, and increased from $9.9 million in 1999 to $13.7 million in 2000, representing a 38% increase. The revenue growth reflects increased market penetration.

      Clinical chemistry net revenues increased to $18.7 million in 2001 from $13.3 million in 2000, representing a 41% increase, and remained flat from 1999 to 2000 at $13.3 million and $13.6 million, respectively. The increase from 2000 to 2001 is primarily related to the UroCor acquisition.

o     COST OF SALES

      Cost of sales, which consists primarily of laboratory payroll and supplies, logistics and facility costs, increased to $69.1 million in 2001 from $54.2 million in 2000 and $43.9 million in 1999. As a percentage of sales, cost of sales totaled 55%, 57% and 58% in 2001, 2000 and 1999, respectively. As a percentage of sales, cost of sales decreased from 2000 to 2001 and from 1999 to 2000, as a result of the operating leverage in the business and effective cost management.

o     GROSS PROFIT

      Gross profit totaled $56.6 million in 2001 versus $41.5 million in 2000 and $32.2 million in 1999, while gross profit margins were 45%, 43% and 42% in 2001, 2000 and 1999, respectively.

      See ITEM 1. BUSINESS - Reimbursement and Regulatory Matters, for a complete discussion of reimbursement and regulatory matters.

o     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased to $37.3 million in 2001 from $29.0 million in 2000 and from $24.2 million in 1999. The increase from 2000 to 2001 consisted primarily of increased legal costs relating to the on-going Department of Justice investigation, bonuses and increased insurance premiums as well as a result of increased commission expense, which is a result of increased revenues. The increase from 1999 to 2000 is primarily a result of increased commission expense, which is a result of increased revenues. As a percentage of sales, selling, general and administrative expenses totaled 34%, 30% and 31% in 2001, 2000 and 1999, respectively.

o     IMPAIRMENTS AND OTHER SPECIAL CHARGES

      Non-recurring charges of approximately $7.0 million were recorded in the fourth quarter 2001 including a $5.5 million special bad debt provision related to the remaining UroCor accounts receivable and a $1.5 million charge relating to impairments on certain investments and intangible assets.

      In the fourth quarter, management decided to close the Colorado facility and consolidate testing into the Company's other laboratories. The Company wrote off the remaining $524,000 of unamortized goodwill and approximately $441,000 of the customer list to arrive at current fair value based on future expected discounted cash flows.

      The Company also recorded an impairment charge to write off the $500,000 investment in Response Genetics, Inc. due to the uncertainty, in management's opinion, of the financial position of the investee as a result of the uncertainty regarding the amount of additional time required for that technology to gain widespread market acceptance in the oncology community and for acceptable reimbursement levels to be attained.

o     AMORTIZATION OF INTANGIBLE ASSETS

      Amortization expense increased to $1.4 million in 2001 from $796,000 in 2000 and from $670,000 in 1999. The increase from 2000 to 2001 is primarily the result of the amortization of the Response Genetics distribution rights of $500,000.

o     RESEARCH AND DEVELOPMENT

      Research and development expenses increased slightly in 2001 to $1.2 million from $1.0 million in 2000, due to the addition of UroCor. The increase to $1.0 million in 2000 from $572,000 in 1999 was due to the continued development of the Carepath(TM) program, a disease management information service for patients, physicians and managed care organizations.

o     INCOME FROM OPERATIONS

      Income from operations, before the $7.0 million of non-recurring charges, increased to $16.7 million in 2001 from $10.7 million in 2000 and from $6.8 million in 1999. The increase of $6.0 million from 2000 to 2001 was partially due to the UroCor acquisition as well as increased sales and cost control initiatives. The increase of $3.9 million from 1999 to 2000 was primarily due to increased sales and cost control initiatives.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA"), before non-recurring charges, increased to $21.3 million, in 2001 from $14.7 million in 2000. As a percentage of sales, EBITDA, before non-recurring charges, increased to 17% in 2001 from 15% in 2000.

      EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA excludes non-recurring items such as the $5.5 million special bad debt provision and the $1.5 million of impairments and other special charges. These items are excluded from adjusted EBITDA as these items do not impact operating results on a recurring basis. Management considers adjusted EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and adjusted EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

      Adjusted EBITDA for 2001 and 2000 are as follows:

                                            2001           2000
                                            ----           ----
         Adjusted EBITDA                 $21,319,000     $14,720,000
         Adjusted EBITDA as a
         percentage of sales                17.0%           15.4%


o     INTEREST INCOME, NET

      Net interest income increased to $660,000 in 2001 from $377,000 in 2000 and from $267,000 in 1999 due to the increased cash and cash equivalent position of the Company over the period, resulting primarily from cash generated by operations.

o     PROVISION FOR INCOME TAXES

      The provision for income taxes decreased to $4.2 million in 2001 from $4.5 million in 2000 and increased to $4.5 million in 2000 from $2.9 million in 1999, while the effective tax rate was 40.5% for 2001 and 2000 and 41.5% for 1999. The changes in the effective tax rate were due primarily to decreases in state tax rates.

o     NET INCOME

      Net income decreased 6.2% to $6.2 million in 2001, from $6.6 million in 2000 and $4.1 million in 1999. On a Pro forma basis before non-recurring charges of $7.0 million ($4.1 million after tax), net income increased 56.6% to $10.3 million in 2001, from $6.6 million in 2000. Basic earnings per share decreased to $0.77 per share in 2001 from $0.92 per share in 2000 and $0.61 per share in 1999. Pro forma basic earnings per share, before non-recurring charges, increased to $1.29 per share in 2001, from $0.92 per share in 2000. Diluted earnings per share decreased to $0.71 per share in 2001, from $0.84 per share in 2000, and $0.59 per share in 1999. Pro forma diluted earnings per share, before non-recurring charges, increased to $1.18 per share in 2001, from $0.84 per share in 2000. The decreases from 2000 to 2001 were attributable to the non-recurring charges of $7.0 million in 2001 while the increases in pro forma net income were due to increased sales and cost control initiatives.

o     LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2001, the Company had total cash and cash equivalents of $41.2 million, substantially all of which was invested in funds holding U.S. Treasury securities with original maturities of less than three months. Working capital was $68.8 million and $32.6 million, as of December 31, 2001 and 2000, respectively, and the current ratios were 4.2:1 and 5.8:1, respectively.

      Accounts receivable totaled $30.0 million and $21.4 million, as of December 31, 2001 and 2000, respectively, representing approximately 63 days and 77 days of average sales, respectively.

      Capital expenditures for 2001 and 2000 were $2.3 million and $3.4 million, respectively. Expenditures were primarily related to building expansion and information system enhancements.

      Effective February 17, 1998, the Company entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including financial and negative covenants. In December 2000, the loan was extended to August 2003, and certain covenants were modified. As of December 31, 2001, no debt was outstanding on the line of credit.

      The Company's Board of Directors authorized the repurchase of approximately 1.7 million shares of the Company's Common Stock on the open market or in private transactions. Total expenditures for share repurchases were limited to $12.0 million. As of December 31, 2001, the Company had repurchased approximately 336,000 shares of the Company's Common Stock for approximately $2.8 million.

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

      Pro forma net revenues (unaudited) for the twelve months ended December 31, 1999, adjusted as if the acquisitions for KMD had occurred January 1, 1999, was approximately $79.7 million. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.

      Effective October 1, 2000, the Company acquired substantially all of the assets of John H. Altshuler, M.D., P.C., a pathology physician practice located in Englewood, Colorado, which specializes in dermatopathology and GYN pathology. The acquisition price was approximately $1.7 million and was financed through a combination of available cash and the issuance of Common Stock. Approximately $300,000 of the purchase price is being held in trust pursuant to a contingent earn-out agreement. The purchase price was primarily allocated to customer lists ($1.0 million), goodwill ($670,000), lab and office equipment ($73,000), and client receivables ($67,000), partially offset by accrued liabilities of ($110,000). The acquisition has been accounted for pursuant to the purchase method of accounting. Pro forma consolidated net income and earnings per share, had the acquisition occurred January 1, 2000, would not differ materially from the reported amounts. In the first quarter of 2002, the Company closed this facility and in the fourth quarter of 2001, wrote off the remaining goodwill of approximately $524,000 and wrote down the customer list by approximately $441,000. See Note 3 to the consolidated financial statements.

      In the fourth quarter of 2000, the Company purchased preferred shares in and exclusive sales and distribution rights from Response Genetics, an applied genomic products and services company for an aggregate purchase price of $1.0 million. The Company allocated the total investment to the distribution rights ($500,000) and the preferred equity ($500,000) based on management's estimates of future benefits from Response Genetics. During 2001, the distribution rights were fully amortized. Additionally, during the fourth quarter of 2001, the Company wrote off the investment due to the uncertainty, in management's opinion, of the financial position of the investee as a result of the uncertainty regarding the amount of additional time required for that technology to gain widespread market acceptance in the oncology community and for acceptable reimbursement levels to be attained.

      In the fourth quarter of 2001, the Company acquired all outstanding shares of UroCor, Inc., an anatomic pathology laboratory located in Oklahoma City, Oklahoma, specializing in services related to urology. The primary reason for the acquisition was to increase our presence in uropathology. The acquisition price was approximately $202 million (including acquisition costs and assumed liabilities) and was financed primarily through the issuance of approximately
3.9 million shares of Common Stock and approximately 644,000 options ($192 million) and available cash. The purchase price was allocated to goodwill ($163 million), customer list ($4 million), trade name ($4 million), and the fair value of net assets acquired ($31 million). Net assets consist primarily of cash, accounts receivable, inventory, investments and deferred income taxes. The acquisition has been accounted for pursuant to the purchase method of accounting.

      Subsequent to the acquisition of UroCor, the Company recorded a special bad debt provision of $5.5 million related to the acquired UroCor accounts receivable balance. This provision was in recognition of changes in staffing and collection procedures made after the acquisition. Dianon has billed all new UroCor business on the centralized Dianon billing system in Connecticut. Any UroCor receivables related to sales prior to closing are being collected by the existing UroCor billing and collection staff in Oklahoma. The Company has made, and will continue to make, extensive reductions in the Oklahoma staff. Accordingly, Dianon believes that the special bad debt provision is required to properly state the value of these receivables.

      The results of the acquisition of UroCor, Inc. have been included in the consolidated statements of operations of the Company from the November 9, 2001 acquisition date. The pro forma historical results (unaudited), as if UroCor had been acquired on January 1, 2001 and 2000, respectively, are estimated as follows:
                                          2001            2000
                                          ----            ----
                                   (in millions, except per share data)
     Net revenue                         $177.00        $146.20
     Net income                           $12.30          $0.70
     Diluted earnings per share            $1.04          $0.06

      The pro forma results stated above exclude the $5.5 million special provision for bad debts but do include the $1.5 million of investment impairments and special charges. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future results.

      The Company believes that cash flows from operations and available cash and cash equivalents are adequate to fund the Company's operations for the foreseeable future.

o     RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill amortization will no longer be required after December 31, 2001. The Statement requires an annual assessment of goodwill for impairment and more frequent assessments if circumstances indicate a possible impairment. The initial test for impairment must be completed by June 30, 2002, but any impairment would be reflected as an accounting change recorded retroactively in the first quarter 2002. The Company does not believe the adoption of Statement No. 142 will have a material impact on its financial position.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which is effective in 2003. It requires the recording of an asset equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. The Company does not believe that the adoption of Statement No. 143 will have a material impact on its financial position.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It establishes a single accounting model for the impairment of long-lived assets to be held and used or to be disposed of by sale or abandonment and broadens the definition of discontinued operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of Statement No. 144 will have a material impact on its financial position.

o     SIGNIFICANT ACCOUNTING POLICIES

      Our significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 3 to the consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Use of Estimates --

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ significantly from these estimates.

Revenue Recognition --

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

Intangible Assets --

      Intangible assets are amortized on a straight-line basis over the respective economic life as follows:

                                      Years
                                      -----
            Customer lists           7 - 15
            Non-compete agreements   4
            Tradename                Indefinite

      The Company periodically reviews the anticipated revenues related to intangible assets to determine whether any adjustments to their carrying values are necessary. Based on the guidelines of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (FAS 121). Impairments are recognized in operating results when a permanent diminution in carrying value occurs.

Income Taxes --

      The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates and regulations. The Company records a valuation allowance against deferred tax assets when it is more likely than not that the assets will not be realized.

o     CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

      The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2001:

                               PAYMENTS DUE BY PERIOD
      --------------------------------------------------------------------------
       Contractual
          Cash                  Less than    1 to 3       4 to 5      After 5
       Obligations     Total     1 Year       Years       Years        Years
      -------------    -----     ------       -----       -----        -----
                                       (Amounts in thousands)
                                       ----------------------
      Operating
      Leases           $23,485      $3,267      $4,481       $3,785     $11,952
      Capital Leases       798         443         355           --          --
                     -----------------------------------------------------------
      Total            $24,283      $3,710      $4,836       $3,785     $11,952
                     ===========================================================

Risk Factors; Forward Looking Statements
----------------------------------------
      The Management's Discussion and Analysis and the information provided elsewhere in this Annual Report on Form 10-K contain forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others: the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by the Company to beneficiaries of the Medicare program (see e.g., Item 1 - Business - "Reimbursement"); failure to comply or being deemed to be not in compliance with Federal or state regulatory requirements (see e.g., Item 1 - Business - "Regulatory"); the uncertainties relating to the ability of the Company to convince physicians and/or managed care organizations to use the Company as a provider of anatomic pathology testing services; the ability of the Company to maintain superior quality relative to its competitors; the ability of the Company to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of anatomic pathology testing by out-of-state laboratories; the ability of the Company to find, attract and retain qualified management and technical personnel; the uncertainties associated with competitive pressures from the large national laboratories, small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of health care delivery.

      We qualify any forward-looking statements entirely by these cautionary factors, and readers are cautioned not to place undue reliance on forward-looking statements.

      The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "intend," "project," "objective," "seek," "strive," "might," "seeks," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.

      The forward-looking statements contained in this report only speak as of the date of this report. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any change in management's expectations or any change in events, conditions or circumstances on which the forward-looking statements are based.

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

      Kevin C. Johnson, age 47, a Director since May 1996, is Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Johnson joined the Company as President in May 1996, and was appointed to the additional position of Chief Executive Officer in February 1997 and Chairman of the Board in August 2001. Formerly, Mr. Johnson was with Corning Inc., a manufacturer of specialty materials and a provider of laboratory services, for 18 years, serving most recently as Vice President and General Manager of Corning Clinical Laboratories' Eastern region in Teterboro, New Jersey.

      James T. Barry, age 40, a Director since June 2001, is Executive Vice President and Chief Operating Officer of Megadata Corporation. Mr. Barry also serves as a director of Megadata Corporation. Mr. Barry was a Vice President of Megadata from 1998 and was named Executive Vice President in 2000. He is also a Senior Vice President of Field Point Capital Management Company in Greenwich, Connecticut, a merchant banking firm. From 1989 to 1998 Mr. Barry was employed by the Company, serving most recently as Vice President of Marketing. Mr. Barry holds an MBA from the University of New Haven.

      Bruce K. Crowther, age 50, a Director since December 1997, is President and Chief Executive Officer of Northwest Community Healthcare, Northwest Community Hospital, in Arlington Heights, Illinois and certain of its affiliates. Mr. Crowther is a Fellow of the American College of Healthcare Executives, Chairman of the Board of the Illinois Hospital and HealthSystems Association and serves on the Board of both Chicago Hospital Risk Pooling Program and Barrington Bank and Trust. Mr. Crowther received an MBA from Virginia Commonwealth University Medical College in Richmond, VA.

      John P. Davis, age 60, a Director since 1984. Mr. Davis served as a consultant to the Company from October 1998 through August 2000. Mr. Davis was President and Chief Executive Officer of Infant Advantage, Inc., a child development company, from December 1997 through June 1998. From May 1995 through December 1997, Mr. Davis was President and Chief Executive Officer of Calypte Biomedical Corp., a diagnostic products company. From 1984 to January 1995, Mr. Davis was an officer of the Company. Mr. Davis joined the Company in January 1984 as President and Chief Operating Officer, and subsequently became co-Chief Executive Officer in 1992 and Chief Executive Officer in 1994. In January 1995, Mr. Davis resigned as Chief Executive Officer of the Company and became Vice Chairman of the Board. From February 1997 to August 2001 Mr. Davis was non-executive Chairman of the Board. Mr. Davis also serves as Chairman of the Board of CytoLogix, Inc. and is on the Board of Directors of the Norwalk Homeless Shelter.

      E. Timothy Geary, age 51, a Director since May 1997, had been Chairman, President and Chief Executive Officer of National Surgery Centers, Inc. of Chicago, Illinois, the leading independent owner and operator of ambulatory surgery centers in the country, until its acquisition by HealthSouth Corporation on July 22, 1998. Mr. Geary is currently a consultant to HealthSouth Corporation. Prior to founding National Surgery Centers in 1987, Mr. Geary served as a Vice President with Medical Care International. Mr. Geary holds an MBA and AB from the University of Chicago.

      G. S. Beckwith Gilbert, age 60, a Director since October 1995, is President, Chief Executive Officer and a Director of Field Point Capital Management Company in Greenwich, Connecticut, a merchant banking firm. Mr. Gilbert is also a partner of Wolsey & Co., a merchant banking firm. In addition, Mr. Gilbert is Chairman and Chief Executive Officer of Megadata Corporation as well as a Director of Davidson Hubeny Brands, Inc. Mr. Gilbert is a graduate of

Princeton University and holds an MBA from New York University. In February 1997, the Board elected Mr. Gilbert Chairman of the Executive Committee; Mr. Gilbert retired from this position in August 2001.

      David R. Schreiber, age 42, a Director since October 1999, has served as Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary since November 1996 when he joined the Company. Formerly, Mr. Schreiber was with Corning Clinical Laboratories, a provider of laboratory services, for 10 years, serving most recently as Vice President and General Manager of the laboratory's Midwest region. Mr. Schreiber holds an MBA from Northern Illinois University.

      Jeffrey L. Sklar, age 54, a Director since 1994, is Professor of Pathology, Harvard Medical School, and Director, Divisions of Diagnostic Molecular Biology and of Molecular Oncology, Department of Pathology, Brigham and Women's Hospital. Dr. Sklar has served on numerous editorial boards and has consulted widely to the biotechnology industry. In addition, Dr. Sklar serves on the Scientific Advisory Committee for Clinical Science, The Fred Hutchinson Cancer Center, Seattle, Washington; the Scientific Advisory Committee, New England Primate Research Center, Harvard University; the External Review Committee, Dana-Farber Cancer Institute, Boston, and the Pathology B Study Section, National Institutes of Health. Dr. Sklar also serves as a Director of Transgenomic, Inc. and holds an MD and Ph.D. from Yale University and an MA (honorary) from Harvard University.

INFORMATION REGARDING EXECUTIVE OFFICERS

      Steven T. Clayton, age 35, is Senior Vice President, Information Systems and Chief Information Officer. Mr. Clayton joined the Company in December 1996 as Vice President, Information Systems, and was appointed to the additional position of Chief Information Officer in January 2000 and Senior Vice President in November 2001. Prior to joining the Company, Mr. Clayton was with Corning Clinical Laboratories for nine years serving most recently as the Midwest Regional Director of Information Systems. Mr. Clayton holds an ASM from Thomas Edison State College.

      Steven L. Gersen, age 48, has served as Vice President, Genetics Services since January 2000. Dr. Gersen joined the Company in December 1993 as Director, Genetics Services. Prior to joining the Company, Dr. Gersen was with Integrated Genetics for three years serving most recently as the Associate Director, Cytogenetics Laboratory. Dr. Gersen holds a Ph.D. in Genetics from Rutgers University / University of Medicine and Dentistry of NJ.

      Thomas L. Kossl, age 49, is Senior Vice President, Chief Counsel and Chief Compliance Officer. Mr. Kossl joined the Company in January 2002. Prior to joining the Company Mr. Kossl was in private practice as a healthcare lawyer in Kinnelon, New Jersey, specializing in healthcare regulatory matters, fraud and abuse, acquisition due diligence, government investigations and enforcement actions, negotiation of commercial carrier settlements and legal compliance programs. Mr. Kossl holds an AB from the University of Chicago, a MS in Foreign Service from Georgetown Graduate School of Foreign Service and his Juris Doctorate (J.D.) from Georgetown University Law School.

      Valerie B. Palmieri, age 40, has served as Senior Vice President, Operations since April 2001. She previously served as Vice President, Operations since December 1999. Ms. Palmieri joined the Company in December 1987 as a Medical Technologist and subsequently served as Laboratory Supervisor, Operations Laboratory Manager, Director of Operations - Clinical Pathology, Director of Service Operations and Vice President, Service Operations. Prior to joining the Company, Ms. Palmieri was with Park City and Bridgeport Hospital as a Medical Technologist. Ms. Palmieri holds a BS from Western Connecticut State University.

      Christopher J. Rausch, age 35, is Vice President, Finance and Corporate Controller. Mr. Rausch joined the Company as Corporate Controller in June 1999, and was appointed to the additional position of Vice President, Finance in October 2000. Prior to joining the Company, Mr. Rausch was with Quest Diagnostics for four years, serving most recently as the Regional Controller for Quest's Florida operations. Mr. Rausch holds a BS from Rutgers University. Mr. Rausch was certified as a CPA in 1991.

      Martin J. Stefanelli, age 40, has served as Senior Vice President, Sales, Marketing and Business Development since December 1999. He previously served as Senior Vice President, Operations and Vice President, Laboratory Operations. Mr. Stefanelli joined the Company in January 1990 as a Sales Representative and subsequently served as Logistics Manager, Marketing Manager and Director of Operations, Anatomic Pathology. Before joining the Company, Mr. Stefanelli was a captain in the U.S. Army. Mr. Stefanelli holds a BS from the United States Military Academy.

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

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the fiscal year ended December 31, 2001, all Section 16(a) reporting requirements applicable to its officers, directors and greater than ten percent beneficial shareholders were complied with except for the following:
Mr. Barry was late in filing his initial Form 3 when becoming subject to the
Section 16 reporting requirements. Mr. Crowther, Mr. Davis, Mr. Geary, and Dr. Sklar were late in filing their Form 5 filings. Mr. Johnson, Mr. Schreiber, Mr. Stefanelli, Ms. Palmieri, Mr. Clayton, Mr. Gersen and Mr. Rausch were each late in filing their Form 4 relating to their December 2000 stock option grant.

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth information with respect to the following named executive officers: (i) the person who served as Chief Executive Officer ("CEO") during 2001 and (ii) the four most highly compensated executive officers other than the CEO serving at December 31, 2001 whose total salary and bonus for 2001 exceeded $100,000.


                                                             Annual Compensation
                                                             -------------------                Long Term
                                                                                               Compensation
                                                                                               ------------
                                                                                    Other       Securities
                Name and                                                            Annual      Underlying         All Other
           Principal Position             Year          Salary      Bonus        Compensation     Options        Compensation
           ------------------             ----          ------      -----        ------------   -----------       ------------
Steven T. Clayton                         2001         $185,000   $213,750      $   --               --        $  13,734 (1)
Sr. Vice President, Information           2000          148,362     23,898          --           30,000           12,613
Services and Chief Information Officer    1999          128,544         --          --               --            2,031

Kevin C. Johnson                          2001          340,000    480,993          --               --           43,734 (2)
Chairman, President, Chief Executive      2000          303,958     61,366          --           60,000           44,216
    Officer and Director                  1999          300,479         --          --               --           39,678

Valerie B. Palmieri                       2001          190,000    167,500          --           20,000           13,134 (3)
Sr. Vice President, Operations            2000          142,794     28,381          --           30,000           11,228
                                          1999          118,261         --          --               --            3,169

David R. Schreiber                        2001          235,000    426,250          --               --           13,326 (4)
Senior Vice President Finance,            2000          209,846     46,045          --           45,000           13,170
Chief Financial Officer and               1999          204,516         --          --               --            9,678
   Corporate Secretary and Director

Martin J. Stefanelli                      2001          220,000    175,000          --               --           13,734 (5)
Sr. Vice President, Sales, Marketing      2000          191,423     43,516          --           45,000           13,561
    and Business Development              1999          150,768         --          --               --            9,571

(1) The $13,734 indicated for Mr. Clayton represents an auto allowance of $8,400, contributions of $5,100 paid by the Company pursuant to the Company's 401(K) Retirement Plan and term life insurance premiums of $234 paid by the Company.

(2) The $43,734 indicated for Mr. Johnson represents: (i) a loan forgiveness aggregating $30,000 pursuant to Mr. Johnson's employment agreement; (ii) an auto allowance of $8,400; (iii) contributions of $5,100 paid by the Company pursuant to the Company's 401(K) Retirement Plan; and (iv) term life insurance premiums of $234 paid by the Company.

(3) The $13,134 indicated for Ms. Palmieri represents an auto allowance of $7,800, contributions of $5,100 paid by the Company pursuant to the Company's 401(K) Retirement Plan and term life insurance premiums of $234 paid by the Company.

(4) The $13,326 indicated for Mr. Schreiber represents an auto allowance of $7,992, contributions of $5,100 paid by the Company pursuant to the Company's 401(K) Retirement Plan and term life insurance premiums of $234 paid by the Company.

(5) The $13,734 indicated for Mr. Stefanelli represents an auto allowance of $8,400, contributions of $5,100 paid by the Company pursuant to the Company's 401(K) Retirement Plan and term life insurance premiums of $234 paid by the Company.

DIRECTOR COMPENSATION

      Until December 31, 2001, Directors who were not employees of the Company were paid $1,500 for each meeting of the Board of Directors attended in person and $500 for each meeting attended by telephone, and committee members were paid $500 for each committee meeting attended which did not occur on the same day as a Board meeting. Directors were also reimbursed for expenses to attend meetings of the Board and its committees.

      Commencing January 1, 2002, Directors who are not employees of the Company will receive an annual compensation of $25,000, payable in monthly installments of $2,083. The annual compensation to the Directors will replace payments on a per meeting basis. However, Directors will continue to be reimbursed for expenses to attend meetings of the Board and its committees. Also commencing January 1, 2002, each Chairman of a Committee of the Board will receive an additional payment of $2,500 per year, with the exception of the Executive Committee, discussed below.

      From January 1, 1998 until August 1, 2001, Mr. Davis and Mr. Gilbert, in connection with their capacities as non-Executive Chairman of the Board and Chairman of the Executive Committee, respectively, also received $50,000 annually (payable monthly at $4,166) and an annual grant of 3,000 stock options, at a price equal to the market value on the date of grant, pursuant to the Company's Stock Incentive Plans. They each also received a one-time grant of 13,000 stock options in December 1997 pursuant to the Company's 1996 Stock Incentive Plan, in connection with their services in the aforementioned positions during 1997.

      In addition to his aforementioned duties, commencing October 1, 1998 Mr. Davis began serving as a consultant to the Company, providing approximately two days per week of consulting services and maintaining an office at the Company. He worked closely with the sales and marketing functions of the Company, and was involved in the planning and development of sales training programs, recruiting, compensation planning, market segmentation, pricing, and national and managed care marketing programs. As compensation for these services, Mr. Davis received $50,000 annually (payable monthly at $4,166), in addition to his director compensation and in addition to the $50,000 he received in his capacity as non-Executive Chairman of the Board. In connection with his consulting arrangement, Mr. Davis was also paid a relocation reimbursement of $123,667 in February 1999, and received $84,079 in May 2000 for reimbursement of the tax effect of this relocation payment. Effective August 31, 2000, the consulting services provided by Mr. Davis were discontinued. The final consulting payment to Mr. Davis was made in August 2000.

      Pursuant to the Company's Stock Incentive Plans prior to the effectiveness of the 2001 Stock Incentive Plan, Directors who were not employees of the Company received (i) automatic initial and quarterly grants of stock options with tandem limited stock appreciation rights beginning July 1995, (ii) automatic quarterly grants of shares of Common Stock beginning January 1997 and
(iii) additional stock options or other awards to the extent granted by the Board of Directors in its discretion.

      Each initial and quarterly stock option automatically granted under such plan is exercisable for that number of shares obtained by dividing $5,000 by the closing price of the Common Stock on the date of grant and is exercisable at that price. Each such option has a 10-year term and vests with respect to 10% of the underlying shares on the date which is three months after the date of grant, and an additional 10% at the end of each three-month period thereafter. Each such option can be exercised for five years following a director's termination of service to the extent it had vested prior to termination. Each automatic quarterly stock grant is for the number of shares obtained by dividing $2,000 by the closing price of the Common Stock on the date of grant, and is fully vested at grant.

      Pursuant to the Company's 2001 Stock Incentive Plan (the "Plan"), approved by the Company's stockholders on November 9, 2001, Directors who were not then employees of the Company ("Outside Directors") received, on November 12, 2001, an option to purchase 20,000 shares of Common Stock. In addition, each Outside Director is eligible to receive the following awards, subject to the terms of the Plan: (i) on each three-year anniversary of November 12, 2001, an option to purchase 20,000 shares of Common Stock shall be granted automatically to each Outside Director who is then a member of the Board of Directors; and (ii) each new Outside Director who was not granted an option on November 12, 2001 or who has not been granted an option pursuant to (i), upon the first trading day coincident with or immediately following the effective date of his or her election as an Outside Director shall be granted an option to purchase a pro-rated number of shares of Common Stock according to the terms of the Plan. The option price, in the case of each grant, will be equal to the closing sales price of the Common Stock on the date of grant. Each such option has a 10-year term and vests with respect to one-third of the total number of shares on each of the first, second and third anniversaries of the date of grant. Each such option can be exercised for five years following a director's termination of service to the extent it had vested prior to termination, but not beyond their 10-year term.

      Messrs. Johnson and Schreiber, who are employees of the Company, receive no additional compensation for their services as Directors of the Company.

STOCK OPTIONS

      The following table shows, as to the named executive officers of the Company, information about option grants in the last fiscal year. The Company, as of December 31, 2001, has not granted any Stock Appreciation Rights to officers.


                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
                 -----------------------------------------------------------------

                                                                                         POTENTIAL
                                           % OF                                      REALIZABLE VALUE
                                           TOTAL                                     AT ASSUMED ANNUAL
                         NUMBER OF         OPTIONS       EXERCISE                      RATES OF STOCK
                         SECURITIES        GRANTED          OR                       PRICE APPRECIATION
                         UNDERLYING          TO            BASE                        FOR OPTION TERM
                          OPTIONS         EMPLOYEES       PRICE     EXPIRATION      -------------------
       NAME              GRANTED(#)       IN 2001        ($/SHARE)     DATE         5%($)        10%($)
       ----              ----------       ---------      ---------  ----------      ------      -------

Valerie B. Palmieri       20,000 (1)         11%           35.75    06/07/2011       449,660  1,139,526


(1) In June 2001, the Company granted Ms. Valerie B. Palmieri options to purchase 20,000 shares of Common Stock at $35.75 per share. These options vest 20% per year. Upon termination of employment, all unvested options are cancelled and all vested options expire 90 days after termination of employment.

      The following table shows aggregate option exercises in the last fiscal year and fiscal year-end option values for the named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
YEAR-END OPTION VALUES



                                                                                            VALUE OF UNEXERCISED
                                                                                             IN-THE-MONEY OPTIONS
                                                             NUMBER OF SECURITIES             AT FISCAL YEAR-END
                                                                 UNDERLYING                    (BASED ON FISCAL
                            SHARES                            UNEXERCISED OPTIONS              YEAR-END PRICE OF
                            ACQUIRED         VALUE                AT FISCAL                   $60.80/SHARE) ($)(1)
                             ON            REALIZED              YEAR-END(#)              ----------------------------
        NAME             EXERCISE(#)         ($)          EXERCISABLE   UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
        ----             -----------       --------       -----------   -------------     -----------    -------------
Steven T. Clayton         7,000            $290,030        4,000         31,000           $   89,200     $1,062,550
Kevin C. Johnson          8,000             319,640      209,000         67,000           11,223,200      2,328,225
Valerie B. Palmieri       9,400             374,085        4,000         52,200               89,200      1,628,860
David R. Schreiber       18,000             748,240        6,000         51,000              133,800      1,837,425
Martin J. Stefanelli      3,900             150,977       16,000         52,200              665,550      1,902,735


(1) Computed based upon difference between aggregate fair market value and aggregate exercise price.

COMPENSATION COMMITTEE REPORT

      The Compensation Committee of the Board of Directors of DIANON Systems, Inc. (the "Committee") sets forth its report on executive compensation below. This Committee report documents the components of the Company's executive officer compensation programs and describes the basis on which 2001 compensation determinations were made by the Committee with respect to the executive officers of the Company, including the executive officers that are named in the compensation tables below.

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

      MANAGEMENT INCENTIVE PLAN - The Company's Management Incentive Plan provides cash bonus incentives ("Incentive Payments") for all management employees. The bonus payment under this plan is based on a fixed percentage of an employee's annual salary, which increases with the grade of an employee's position from 5% to a maximum of 50%. This percentage of salary is then adjusted to reflect the degree to which Company and individual performance goals are achieved (respectively, the "Company Achievement Percentage" and the "Individual Achievement Percentage") by multiplying the employee's fixed bonus percentage by the Company Achievement Percentage and by the Individual Achievement Percentage. The Company Achievement Percentage is based on, among other things, sales and earnings per share growth. The Individual Achievement Percentages for executive officers is based upon the degree to which each officer met the individual goals set for him/her, as evaluated by the CEO and Compensation Committee. The maximum bonus attainable is limited to the prescribed salary percentage, unless certain special Company sales and income goals are met. Achieving these special "stretch" goals entitles participants to additional compensation equal to 50% of the amount otherwise payable under the Management Incentive Plan ("Extra Incentive Payout"). Actual awards are subject to decrease or increase at the discretion of the Committee. In 2001, Company performance goals were achieved.

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

DISCUSSION OF 2001 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

      The Committee meets with the Chief Executive Officer to evaluate his performance. For 2001, Mr. Johnson's incentive compensation was based on the Company Achievement Percentage and the Committee's evaluation regarding his overall performance based on both quantitative and qualitative objectives, as set by the Board at the start of the year. Based on these considerations, the Committee awarded Mr. Johnson incentive compensation in 2001 which represented approximately 141% of his annual base salary for the year.

      This report has been provided by the Compensation Committee of the Board of Directors:

                                Bruce K. Crowther
                                  John P. Davis
                             G. S. Beckwith Gilbert
                           Jeffrey L. Sklar, MD, Ph.D.


PERFORMANCE GRAPH

      The Securities and Exchange Commission requires that the Company include in this Annual Report a line-graph presentation comparing cumulative shareholder return on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by the Company. The graph below compares the cumulative total return during such period on $100 invested as of December 31, 1996 in the Common Stock of the Company, the JP Morgan H&Q Health Care Sub-Sector excluding the Biotechnology Sector of the JP Morgan Hambrecht & Quist Technology and Growth Indices and the NASDAQ National Market Index, assuming the reinvestment of all dividends:

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

                   JP MORGAN H&Q INDEX PRODUCTS AND SERVICES:

                        2001 PROXY PERFORMANCE GRAPH DATA

                               ANNUAL DATA SERIES

         SCALED PRICES: Stock and index prices scaled to 100 at 12/31/96

                                         JP Morgan H&Q
                              DIANON      Healthcare    Nasdaq Stock
                  Dates       Systems    Excl. Biotech  Market -U.S.
                  -----       -------    -------------  ------------
                  Dec-96      100.00         100.00        100.00
                  Dec-97      108.70         122.48        119.17
                  Dec-98      104.35         172.68        144.80
                  Dec-99      159.42         320.89        126.51
                  Dec-00      508.70         193.01        197.91
                  Dec-01      704.93         153.15        195.23

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

       The Company entered into an agreement with Mr. Christopher J. Rausch on April 24, 2000 (as amended on August 1, 2001), which provides that following a "Change in Control" of the Company, as defined in the agreement, if Mr. Rausch's employment is terminated other than for "Cause," as defined in the agreement, he is entitled to receive 100% of his annual salary, bonus and other benefits if such termination occurs within 12 months of the change of control.

      On August 1, 2001, the Company also entered into agreements with each of Messrs. Steven T. Clayton, Steven L. Gersen and Martin J. Stefanelli and Ms. Valerie B. Palmieri, which provide that following a "Change of Control" of the Company, as defined in the agreements, if the employee's employment is terminated other than for "Cause," as defined in the agreements, the employee is entitled to receive 100% of his or her annual salary, bonus and other benefits if such termination occurs within 12 months of the change in control.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


OWNERSHIP OF VOTING STOCK BY CERTAIN BENEFICIAL OWNERS

      The following table sets forth information with respect to the only persons who, to the best knowledge of the Company, beneficially owned more than five percent of the Common Stock of the Company as of March 20, 2002. Unless otherwise indicated below, each person included in the table has sole voting and investment power with respect to all shares included therein.

                                               Amount and
                                                 Nature
                   Name and Address of       of Beneficial      Percent
Title of Class       Beneficial Owner           Ownership     of Class(1)
--------------     -------------------       -------------    -----------

Common Stock     Fidelity Management and       1,271,993         10.6%
                 Research, Inc.
                 82 Devonshire Street
                 Boston, MA  02109

(1) For the purposes of this table, "Percent of Class" held by each person has been calculated based on a total class equal to the sum of (i) 12,049,942 shares of Common Stock issued and outstanding on March 20, 2002 plus (ii) for such person the number of shares of Common Stock subject to stock options or warrants presently exercisable, or exercisable within 60 days after March 20, 2002, held by that person, and which percent is rounded to the nearest whole number.

OWNERSHIP OF VOTING STOCK BY MANAGEMENT

      The following table gives information concerning the beneficial ownership of the Company's Common Stock as of March 20, 2002 by each director and each of the executive officers named in the summary compensation table and all current directors and executive officers (as of March 20, 2002) as a group.

                                 Total
                                 Shares
Beneficial Owners                Beneficially    Direct    Right to    Percent
                                 Owned(1)(2)   Ownership  Acquire(3) of Class(4)
                                 -----------   ---------  ---------- -----------

James T. Barry                        3,045       2,960         85        -- (5)
Steven T. Clayton                        --          --         --        -- (5)
Bruce K. Crowther                     8,419       2,383      6,036        -- (5)
John P. Davis                       149,317       4,000    145,317      1.2%
E. Timothy Geary                      9,940       2,829      7,111        -- (5)
G. S. Beckwith Gilbert              592,706     564,392     28,314      4.9%
Kevin C. Johnson                    216,438       1,438    215,000      1.8%
Valerie B. Palmieri                   8,052          52      8,000        -- (5)
David R. Schreiber                    6,000          --      6,000        -- (5)
Jeffrey L. Sklar, M.D., Ph.D.        24,206         773     23,433        -- (5)
Martin J. Stefanelli                 22,000          --     22,000        -- (5)

All current directors and
executive officers as a
group (14 persons)                1,046,923     578,827    468,096      8.4%

(1) The information as to beneficial ownership is based on statements furnished to the Company by its executive officers and directors. Each executive officer and director has sole voting and sole investment power with respect to his respective shares listed above, except that the shares reported for Mr. Gilbert include 121,951 shares which are held by a trust of which Mr. Gilbert is a trustee, as to which Mr. Gilbert shares voting and investment powers. Amounts shown for Mr. Johnson include 1,438 shares held in the Company's 401(K) Retirement Plan.
(2) Includes shares listed under the captions "Direct Ownership" and "Right to Acquire," as well as shares held in the Company's 401(K) Retirement Plan which are beneficially owned by the named individuals.
(3) Individuals have the right to acquire these shares within 60 days of March 20, 2002 1 by the exercise of stock options or through purchases under the Company's Employee Stock Purchase Plan.
(4) For the purposes of this table, "Percent of Class" held by each individual has been calculated based on a total class equal to the sum of (i) 12,049,942 shares of Common Stock issued and outstanding on March 20, 2002 plus (ii) for such individual the number of shares of Common Stock subject to stock options presently exercisable, or exercisable within 60 days after March 20, 2002, held by that individual, and which percent is rounded to the nearest whole number.
(5)   Owns less than 1% of the outstanding Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company pays a stockholder, who is also Chairman Emeritus, and who was a director until January 1995, a royalty of 6% of revenue on sales of certain technology covered by a license agreement. In addition, the Company provides this stockholder with certain insurance benefits, the use of an automobile and the reimbursement of expenses incident to his performance as a consultant to the Company. The Company paid licensing and royalty fees to this stockholder of approximately $10,000, $12,000 and $30,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

      Pursuant to his employment agreement, the President of the Company received a loan in 1996 totaling $150,000 which bears interest at 5.9%, payable annually, and is repayable upon termination of his employment with the Company. In addition, pursuant to the terms of such agreement the loan principal is being forgiven at a rate of $2,500 per month over the period January 1998 through December 2002 if the President continues to be employed by the Company. Pursuant to the terms of such agreement, the current outstanding balance on the loan was $30,000 on December 31, 2001.

      The President of the Company was a shareholder and board member of Medical Logistics Inc., a company that provides logistics for a variety of healthcare providers, during portions of 2001 and throughout 2000 and 1999. The Company began using Medical Logistics Inc. in the fourth quarter of 1999 for a limited number of logistic routes. The Company paid approximately $183,000, $194,000 and $11,000 in 2001, 2000 and 1999, respectively, to Medical Logistics Inc.

      In December 1999, the Company modified an existing loan agreement with an officer of the Company, for approximately $55,000, bearing interest at 8.25% per annum through December 31, 1999. The loan is payable at a rate of $1,000 per month, commencing January 1, 2000, with the remaining outstanding balance due in full no later than December 31, 2002 or upon termination of employment with the Company. As of December 31, 2001, the outstanding balance was approximately $11,000.

      In connection with the acquisition of John H. Altshuler, M.D., P.C. (see Note 2), the Company entered into a lease for an office and laboratory facility located in Englewood, Colorado for a one-year term commencing October 1, 2000. There is an option to renew the lease for one year. John
H. Altshuler, M.D., and Barbara A. Altshuler are owners in joint tenancy of this laboratory facility. As discussed in Note 2 to the consolidated financial statements, the Company closed this facility in the first quarter of 2002.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements, Financial Statement Schedules Filed.

      1) Financial Statements - See accompanying Consolidated Financial Statements and Schedules, Pages F-1 through F-20.

      2) Financial Statement Schedules - See accompanying Consolidated Financial Statements and Schedules, Pages F-1 through F-20.

      3)    Exhibits - Refer to 14(c) below.

(b)   Reports on Form 8-K:

      The Company filed the following current report on Form 8-K in the fourth quarter of 2001 with the Securities and Exchange Commission:
            (i) Form 8-K filed  November  26, 2001  reporting as to Item 2 and
                Item 7

(c)   Exhibit Index

3.1 Restated Certificate of Incorporation of the Company, as amended through June 12, 1991 (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement No. 33-41226).
3.2 Restated By-Laws of the Company, as amended through October 24, 1996 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement No. 333-18817).
3.3 Restated By-Laws of the Company, as amended through February 2, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement No. 333-18817).
10.1 Consulting Agreement, dated August 4, 1989, between DIANON Systems, Inc. and Nonda Katopodis, Ph.D. (incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement No. 33-41226).**
10.2 Executive Vesting Agreement, dated as of June 11, 1991, between DIANON Systems, Inc. and James B. Amberson, M.D. (incorporated by reference to
      Exhibit 10.13 of the Registrant's Registration Statement No. 33-41226).**
10.3 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 of the Registrant's Registration Statement No. 33-41226).**
10.4 Management Incentive Plan (incorporated by reference to Exhibit 10.18 of the Registrant's Registration Statement No. 33-41226).**
10.5 Stock Option Grant to James B. Amberson, M.D., dated April 23, 1991 (incorporated by reference to Exhibit 28.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).**
10.6 Rights Agreement, dated April 29, 1994, by and among the Registrant and American Stock and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K dated April 29, 1994, filed with the Securities and Exchange Commission on May 9, 1994).
10.7 Severance Agreement, dated January 20, 1995, by and among the Registrant and John P. Davis (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 29,
      1996).**
10.8 Employment Agreement, dated May 3, 1996, by the Registrant and Kevin C. Johnson (incorporated by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).**
10.9  Employment Agreement, dated September 1, 1996, by the Registrant and James
      B. Amberson, M.D. (incorporated by reference to Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**
10.10 Executive Employment Agreement, dated September 1, 1996, by the Registrant and James B. Amberson, M.D. (incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

10.11 Employment Agreement, dated September 30,1996, by the Registrant and David
      R. Schreiber (incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**
10.12 Employment Agreement, dated November 18, 1996, by the Registrant and Steven T. Clayton.**
10.13 Amendment dated as of October 4, 1995 to Rights Agreement dated as of April 29, 1994 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit No. 1 to the Registrant's Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission on November 8, 1995).
10.14 1996 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Statement on Schedule 14A filed with the Securities and Exchange Commission on September 23, 1996).**
10.15 Stock and Warrant Purchase Agreement, dated as of October 4, 1995, among the Gilbert Family Trust, the G. S. Beckwith Gilbert I.R.A. Contributory Account, G. S. Beckwith Gilbert and the Registrant.
10.16 Registration Rights Agreement, dated as of October 4, 1995, among the Gilbert Family Trust, the G. S. Beckwith Gilbert I.R.A. Contributory Account, G. S. Beckwith Gilbert and the Registrant.
10.17 Stock Option Grant dated November 4, 1996 by the Registrant to Jeffrey M. Sklar, M.D., Ph.D.**
10.18 Loan Agreement dated December 3, 1996 by the Registrant to Kevin C. Johnson).**
10.19 Form of standard Stock Option Grant for outside directors.**
10.20 Consulting and Proprietary Information and Inventions Agreement dated October 1, 1997 by the Registrant and Jeffrey L. Sklar, M.D., Ph.D.
10.21 Asset Purchase Agreement dated as of April 7, 1999 among DIANON Systems, Inc., Kyto Meridien Diagnostics, L.L.C., Kyto Diagnostics, L.P., Meridian Diagnostics Labs, Inc., A. Bruce Shapiro and Ralph M. Richart, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
10.22 Registration Rights Agreement dated as of May 1, 1999 between DIANON Systems Inc. and Kyto Meridien Diagnostics, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
10.23 Consulting Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and A. Bruce Shapiro (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
10.24 Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Ralph M. Richart, M.D. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
10.25 Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Beth Phillips (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
10.26 Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Dana Shapiro (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
10.27 Amendment Agreement date December 23, 1999 by and among DIANON Systems, Inc. and A. Bruce Shapiro, Ralph M. Richart, Dana Shapiro, Kyto Meridien Diagnostics, L.L.C., Kyto Diagnostics L.P. and Meridien Diagnostics Labs, Inc.
10.28 Change-of-Control Agreement, dated April 24, 2000, by the Registrant and Kevin C. Johnson (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.29 Change-of-Control Agreement, dated April 24, 2000, by the Registrant and David R. Schreiber (incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.30 Change-of-Control Agreement, dated April 24, 2000 (as amended on August 1,
      2001), by the Registrant and Christopher J. Rausch (incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.31 Employment Agreement dated July 24, 2000 by and between DIANON Systems, Inc. and Jack W. Snyder
10.32 Form of Employment Agreements, dated August 1, 2001, by the Registrant and Messrs. Steven T. Clayton, Steven L. Gersen and Martin J. Stefanelli and Ms. Valerie B. Palmieri (filed herewith).
10.33 Agreement and Plan of Merger, dated as of June 28, 2001, as amended on October 3, 2001, among DIANON Systems, Inc. UroCor Acquisition Corp., a wholly-owned subsidiary of DIANON Systems, Inc. and UroCor, Inc. (incorporated by reference to the Registrant's Form S-4 filed with the Securities and Exchange Commission on October 10, 2001).
11.1  Statement re: computation of per share earnings. *

21.1  List of Subsidiaries of the Company (incorporated by reference to Exhibit
      22.1 of the Registrant's Registration Statement No. 33-41226).
23.1  Consent of Arthur Andersen LLP (filed herewith).
99.1 Press Release (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
99.2 KMD financial statements for the year ending December 31, 1998 (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
99.3  Letter to Commission pursuant to temporary note 3T (filed herewith).
--------------
      *  Not applicable or contained elsewhere herein.
      ** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:    March 27, 2002

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

      Signature                             Title                      Date
      ---------                             -----                      ----

/s/ KEVIN C. JOHNSON               Chairman of the  Board,        March 27, 2002
---------------------------------  President and Chief Executive
Kevin C. Johnson                   Officer and a Director
                                   (Principal Executive Officer)

/s/ DAVID R. SCHREIBER             Senior Vice President,         March 27, 2002
---------------------------------  Finance and Chief Financial
David R. Schreiber                 Officer and a Director
                                   (Principal Financial and
                                   Accounting Officer)

/s/ JAMES T. BARRY                 Director                       March 27, 2002
---------------------------------
James T. Barry


/s/ BRUCE K. CROWTHER              Director                       March 27, 2002
---------------------------------  Chairman of the
Bruce K. Crowther                  Compensation Committee


/s/ JOHN P. DAVIS                  Director                       March 27, 2002
---------------------------------
John P. Davis


/s/ E. TIMOTHY GEARY               Director                       March 27, 2002
---------------------------------  Chairman of the
E. Timothy Geary                   Audit Committee


/s/ G. S. BECKWITH GILBERT         Director                       March 27, 2002
--------------------------------
G. S. Beckwith Gilbert


/s/ JEFFREY L. SKLAR, M.D., Ph.D.  Director                       March 27, 2002
---------------------------------
Jeffrey L. Sklar, M.D., Ph.D.

                              DIANON SYSTEMS, INC.
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                     Page
                                                                     ----
Report of Independent Public Accountants                             F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000         F-3 & F-4

Consolidated Statements of Operations for the Years Ended
December 31, 2001, 2000 and 1999                                     F-5

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2001, 2000 and 1999                         F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999                                     F-7 & F-8

Notes to Consolidated Financial Statements                           F-9 to F-20


Schedules:

Report of Independent Public Accountants on Financial Statement
Schedule                                                             F-21

Schedule II - Valuation and Qualifying Accounts                      F-22

      All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To DIANON Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of DIANON Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DIANON Systems, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


                                                         ARTHUR ANDERSEN LLP



Stamford, Connecticut
February 19, 2002

                              DIANON SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS AS OF
                           DECEMBER 31, 2001 AND 2000


                                                        2001         2000
                                                   --------------------------
    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $41,229,353   $12,515,424
   Short term investments                             1,071,778            --
   Accounts receivable, net of allowance for bad
     debts of $7,002,096 and $1,302,096 at
     December 31, 2001 and 2000, respectively        29,863,129    21,413,404
   Prepaid expenses and employee advances             3,767,086     1,035,953
   Refundable income taxes                            5,753,944     2,245,894
   Inventory                                          1,932,713     1,417,247
   Deferred income taxes                              6,560,564       774,150
                                                   --------------------------
        Total current assets                         90,178,567    39,402,072
                                                   --------------------------

PROPERTY AND EQUIPMENT, at cost
   Laboratory and office equipment                   19,539,228    14,930,672
   Leasehold improvements                             8,967,113     5,327,052
     Less - accumulated depreciation and
     amortization                                   (17,650,512)  (14,644,420)
                                                   --------------------------
                                                     10,855,829     5,613,304
                                                   --------------------------

INTANGIBLE ASSETS, net of accumulated amortization
   of $7,027,749 and $4,648,029 at December 31,     183,167,116    14,228,274
   2001 and 2000, respectively

INVESTMENTS                                             508,191       500,000

DEFERRED INCOME TAXES                                 2,429,417     1,581,560

OTHER ASSETS                                            279,039       225,720
                                                   --------------------------
      TOTAL ASSETS                                 $287,418,159   $61,550,930
                                                   ==========================

                              DIANON SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS AS OF
                     DECEMBER 31, 2001 AND 2000 (CONTINUED)


                                                        2001         2000
                                                   --------------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                 $ 1,621,689   $   977,817
   Accrued employee compensation                      6,961,747     2,422,029
   Accrued employee stock purchase plan                  26,367        18,682
   Accrued income taxes                                 674,734       342,500
   Current portion of capitalized lease obligations     300,102        31,811
   Other accrued expenses                            11,758,208     2,983,926
                                                   --------------------------
        Total current liabilities                    21,342,847     6,776,765
                                                   --------------------------

LONG-TERM LIABILITIES:
   Long-term note payable                                    --     2,500,000
   Long-term portion of capitalized lease
     obligations                                        439,029        15,427
                                                   --------------------------
        Total liabilities                            21,781,876     9,292,192
                                                   --------------------------

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share,
     20,000,000 shares authorized, 11,896,140 and
     7,397,323 shares issued and outstanding at
     December 31, 2001 and 2000, respectively           118,961        73,974
   Additional paid-in capital                       242,987,849    35,877,828
   Retained earnings                                 22,620,561    16,427,788
   Common stock held in treasury, at cost -- 9,511
     and 12,620 shares at December 31, 2001 and 2000,
     respectively                                       (91,088)     (120,852)
                                                   --------------------------
      Total stockholders' equity                    265,636,283     52,258,738
                                                   --------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $287,418,159    $61,550,930
                                                   ==========================


       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                             2001       2000        1999
                                       ----------------------------------------

Net revenues                           $125,677,654   $95,650,879   $76,097,031

Cost of sales                            69,056,948    54,170,663    43,883,592
                                       ----------------------------------------

   GROSS PROFIT                          56,620,706    41,480,216    32,213,439

Selling, general and administrative
expenses                                 37,276,712    28,955,060    24,176,265

Special provision for bad debts           5,500,000            --            --

Amortization of intangible assets         1,414,800       795,826       670,425

Research and development expenses         1,216,159     1,015,583       571,797

Impairments and other special charges     1,464,921            --            --
                                       ----------------------------------------

   INCOME FROM OPERATIONS                 9,748,114    10,713,747     6,794,952

Interest income, net                        659,908       377,042       266,688
                                       ----------------------------------------
   INCOME BEFORE PROVISION FOR INCOME
   TAXES                                 10,408,022    11,090,789     7,061,640

Provision for income taxes                4,215,249     4,491,770     2,930,581
                                       ----------------------------------------

   NET INCOME                          $  6,192,773   $ 6,599,019   $ 4,131,059
                                       ========================================

   EARNINGS PER SHARE:
      BASIC                            $        .77   $       .92   $       .61
      DILUTED                          $        .71   $       .84   $       .59

   WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC                               8,030,814     7,154,665     6,763,120
      DILUTED                             8,756,217     7,839,638     7,053,161


           The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                  DIANON SYSTEMS, INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                      Additional                     Common Stock
                                   Common Stock         Paid-In     Retained     Acquired for Treasury
                                Shares     Amount       Capital     Earnings     Shares         Amount        Total
                           -------------------------------------------------------------------------------------------
                           -------------------------------------------------------------------------------------------
BALANCE, December 31, 1998   6,808,729   $ 68,088   $27,398,120   $5,697,710   (222,019)   $(1,780,854)   $ 31,383,064
  Stock options exercised      217,814      2,178     1,705,564           --         --             --       1,707,742
  Issuance of common stock      79,981        800       700,516           --    222,019      1,780,854       2,482,170
  Employee stock purchase
    plan                            --         --       (22,136)          --      4,766         43,920          21,784
  Stock grants                   4,225         42        39,833           --         --             --          39,875
  Common stock acquired
    for treasury                    --         --            --           --   (113,500)    (1,000,132)     (1,000,132)
  Retired shares               (50,000)      (500)     (393,250)          --     50,000        393,750              --
  Net income                        --         --            --    4,131,059         --             --       4,131,059
                           -------------------------------------------------------------------------------------------
BALANCE, December 31, 1999   7,060,749     70,608    29,428,647    9,828,769    (58,734)      (562,462)     38,765,562
  Stock options exercised      334,714      3,347     2,271,936           --         --             --       2,275,283
  Issuance of common stock          --         --     1,009,184           --     36,633        350,816       1,360,000
  Tax effect for stock
    options exercised               --         --     3,131,904           --         --            --        3,131,904
  Employee stock purchase
    plan                            --         --        (3,589)          --      9,481         90,794          87,205
  Stock grants                   1,860         19        39,746           --         --             --          39,765
  Net income                        --         --            --    6,599,019         --             --       6,599,019
                           -------------------------------------------------------------------------------------------
BALANCE, December 31, 2000   7,397,323     73,974    35,877,828   16,427,788    (12,620)      (120,852)     52,258,738
  Stock options exercised      636,097      6,361     8,173,364           --         --             --       8,179,725
  Issuance of common stock
    and stock options for
    the acquisition of
    UroCor                   3,861,585     38,615   192,283,768           --         --             --     192,322,383
  Tax effect for stock
    options exercised               --         --     6,511,474           --         --             --       6,511,474
   Employee stock purchase
     plan / other                   --         --        95,887           --      3,109         29,764         125,651
   Stock grants                  1,135         11        45,528           --         --             --          45,539
   Net income                       --         --            --    6,192,773         --             --       6,192,773
                           -------------------------------------------------------------------------------------------
BALANCE, December 31, 2001  11,896,140   $118,961  $242,987,849  $22,620,561     (9,511)      ($91,088)   $265,636,283
                           ===========================================================================================

                              The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  DIANON SYSTEMS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       2001          2000          1999
                                                   ----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $ 6,192,773   $ 6,599,019    $ 4,131,059
Adjustments to reconcile net income to net cash
   provided by operations -
   Non-cash charges
     Depreciation and amortization                   4,606,134     4,006,706      3,489,544
     Tax effect of stock options exercised           6,511,474     3,131,904             --
     Provision for bad debts                         5,700,000       380,500             --
     Impairments and special charges                 1,464,921            --             --
     Stock compensation expense                         45,539        39,765         39,875
     Gain on disposal of fixed assets                  (26,506)           --             --
     Deferred tax provision                         (3,736,054)     (260,299)      (470,063)
   Changes in other current assets and
     liabilities
     Accounts receivable                            (1,306,554)   (2,248,757)    (4,724,164)
     Refundable income taxes                        (2,414,569)   (2,245,894)            --
     Prepaid expenses and employee advances         (1,617,706)      (22,043)      (264,986)
     Inventory                                         150,922      (505,774)        79,924
     Other assets and other                          2,353,124      (310,470)       296,603
     Accounts payable and other accrued
       liabilities                                   4,162,863      (407,989)     1,118,114
                                                   ----------------------------------------
       Net cash provided by operating
         activities                                 22,086,361      8,156,668      3,695,906
                                                   ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                             (2,346,057)   (3,393,670)    (2,263,528)
   Cash paid for acquisition of UroCor, Inc.
     net of cash acquired                           (2,800,276)           --             --
   Proceeds from disposition of Mills
     Biopharmaceuticals, Inc.                        4,550,000            --             --
   Acquisitions of assets, net of
     liabilities assumed                                    --      (340,000)   (10,500,000)
   Proceeds from sales of investment
     securities                                      1,409,062            --             --
   Investments                                              --      (500,000)            --
   Proceeds from the sale of fixed
     assets / other                                     56,701            --          1,316
                                                   ----------------------------------------
     Net cash provided by (used in)
       investing activities                            869,430    (4,233,670)   (12,762,212)
                                                   ----------------------------------------

                                  DIANON SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                      DECEMBER 31, 2001, 2000 AND 1999 (CONTINUED)

                                                       2001          2000          1999
                                                   ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings of note
     payable                                       ($2,500,000)  ($3,500,000)   $ 6,000,000
   Issuance of common stock                                 --            --         16,545
   Purchase of common stock acquired for
     treasury                                               --            --     (1,000,132)
   Exercise of stock options                         8,179,725     2,275,283      1,707,742
   Employee stock purchase plan / other                125,651        87,205         21,784
   Net repayments of capitalized lease
     obligations                                       (47,238)      (31,109)       (44,662)
                                                   ----------------------------------------
     Net cash provided by (used in)
       financing activities                          5,758,138    (1,168,621)     6,701,277
                                                   ----------------------------------------
     Net increase (decrease) in cash and
       cash equivalents                             28,713,929     2,754,377     (2,365,029)

CASH AND CASH EQUIVALENTS,
   beginning of year                                12,515,424     9,761,047     12,126,076
                                                   ----------------------------------------
CASH AND CASH EQUIVALENTS,
   end of year                                     $41,229,353   $12,515,424    $ 9,761,047
                                                   ========================================

   Cash paid during the year:
    Interest                                       $    62,901    $  366,277    $   281,318
    Income taxes                                     3,671,977     4,268,712      2,659,753

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
      Common Stock shares (3,861,585) and common stock options (644,438) aggregating to $192,322,383 were issued in connection with the acquisition of UroCor, Inc. in 2001.
      Common Stock of $1,360,000 (36,633 shares) was issued in connection with the acquisition of John H. Altshuler, M.D., P.C. in 2000. Common Stock of $2,465,625 (222,019 shares) was issued in connection with the acquisition of KMD in 1999.


               The accompanying notes to consolidated financial statements are an integral part of these statements.

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   THE COMPANY

      DIANON Systems, Inc. (the "Company" or "Dianon") provides a full line of anatomic pathology testing services, as well as a number of genetic and clinical chemistry testing services to patients, physicians and managed care organizations throughout the United States. A significant portion of the services provided by the Company are paid for by either the patients' Medicare or private medical insurance carriers. The remaining services are generally paid for by patients, physicians or hospitals directly.

      The Company operates in one reportable segment, the medical laboratory industry. Its testing services are separated based upon the nature of the test: anatomic pathology testing, genetic testing and clinical chemistry testing. Anatomic pathology is characterized by tissue or cell specimens that are interpreted by physicians. Genetic testing is characterized by the analysis of genes or chromosomes by physicians. Clinical chemistry testing is characterized by blood or urine specimens that are interpreted through highly automated processes. Net revenues by type of test for fiscal year 2001, 2000 and 1999 are presented below:

                                              Year Ended December 31,
                                     ---------------------------------------
                                         2001         2000         1999
                                     ---------------------------------------

Anatomic pathology testing          $ 87,195,759  $68,713,467  $52,607,002
Genetic testing                       19,803,869   13,679,427    9,929,826
Clinical chemistry testing            18,678,026   13,257,985   13,560,203
                                    --------------------------------------
     Consolidated net revenues      $125,677,654  $95,650,879  $76,097,031
                                    ======================================

      The Company's operations are almost conducted entirely in the United States. No customer accounted for more than 10% of the Company's revenues; however, in 2001, 2000 and 1999, respectively, approximately 40%, 37% and 31% of the Company's net revenues were derived from testing performed for beneficiaries under the Medicare and Medicaid programs. These figures include the 20% co-payment portion normally billed to patients.

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

      Pro forma net revenues (unaudited) for the twelve months ended December 31, 1999, adjusted as if the acquisitions of KMD had occurred January 1, 1999, was approximately $79.7 million. Pro forma consolidated net income and earnings per share would not differ materially from the reported amounts.

      Effective October 1, 2000, the Company acquired substantially all of the assets of John H. Altshuler, M.D., P.C., a pathology physician practice located in Englewood, Colorado, which specializes in dermatopathology and GYN pathology. The acquisition price was approximately $1.7 million and was financed through a combination of available cash and the issuance of Common Stock. Approximately $300,000 of the purchase price is being held in trust pursuant to a contingent earn-out agreement. The purchase price was primarily allocated to customer lists ($1.0 million), goodwill ($670,000), lab and office equipment ($73,000), and client receivables ($67,000), partially offset by accrued liabilities of ($110,000). The acquisition has been accounted for pursuant to the purchase method of accounting. Pro forma consolidated net income and earnings per share, had the acquisition occurred January 1, 2000, would not differ materially from the reported amounts. In the first quarter of 2002, the Company closed this facility and in the fourth quarter of 2001, wrote off the remaining goodwill of approximately $524,000 and wrote down the customer list by approximately $441,000. See Note 3 to the consolidated financial statements.

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In the fourth quarter of 2000, the Company purchased preferred shares in and exclusive sales and distribution rights from Response Genetics, an applied genomic products and services company for an aggregate purchase price of $1.0 million. The Company allocated the total investment to the distribution rights ($500,000) and the preferred equity ($500,000) based on management's estimates of future benefits from Response Genetics. During 2001, the distribution rights were fully amortized. Additionally, during the fourth quarter of 2001, the Company wrote off the investment due to the uncertainty, in management's opinion, of the financial position of the investee as a result of the uncertainty regarding the amount of additional time required for that technology to gain widespread market acceptance in the oncology community and for acceptable reimbursement levels to be attained. See Note 3 to the consolidated financial statements.

      In the fourth quarter of 2001, the Company acquired all outstanding shares of UroCor, Inc., an anatomic pathology laboratory located in Oklahoma City, Oklahoma, specializing in services related to urology. The primary reason for the acquisition was to increase our presence in uropathology. The acquisition price was approximately $202 million (including acquisition costs and assumed liabilities) and was financed primarily through the issuance of approximately
3.9 million shares of Common Stock and approximately 644,000 options ($192 million) and available cash. The purchase price was allocated to goodwill ($163 million), customer list ($4 million), trade name ($4 million), and the fair value of net assets acquired ($31 million). Net assets consist primarily of cash, accounts receivable, inventory, investments and deferred income taxes. The acquisition has been accounted for pursuant to the purchase method of accounting.

      Subsequent to the acquisition of UroCor, the Company recorded a special bad debt provision of $5.5 million related to the acquired UroCor accounts receivable balance. This provision was in recognition of changes in staffing and collection procedures made after the acquisition. Dianon has billed all new UroCor business on the centralized Dianon billing system in Connecticut. Any UroCor receivables related to sales prior to closing are being collected by the existing UroCor billing and collection staff in Oklahoma. The Company has made, and will continue to make, extensive reductions in the Oklahoma staff. Accordingly, Dianon believes that the special bad debt provision is required to properly state the value of these receivables.

      The results of the acquisition of UroCor, Inc. have been included in the consolidated statements of operations of the Company from the November 9, 2001 acquisition date. The pro forma historical results (unaudited), as if UroCor had been acquired on January 1, 2001 and 2000, respectively, are estimated as follows:
                                        2001          2000
                                        ----          ----
                                     (in millions, except per
                                           share data)
         Net revenue                   $177.0        $146.2
         Net income                     $12.3          $0.7
         Diluted  earnings per share-    $1.04         $0.06

      The pro forma results stated above exclude the $5.5 million special provision for bad debts but do include the $1.5 million of investment impairments and special charges. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future results.

(3)   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -

      The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates -

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ significantly from these estimates.

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents -

      The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, the Company had approximately $41.2 million and $12.5 million, respectively, invested in short-term U.S. treasury funds with maturities of less than three months. The carrying amount of the cash equivalents approximates its fair value due to the relatively short period to maturity of these instruments. Interest income reflected in the consolidated statements of operations is presented net of interest expense of $92,689, $366,277 and $281,318 for 2001, 2000 and 1999, respectively.

Investments -

      Long-term and short-term investments are composed of bonds, maturing over a 14-month period. The Company intends to hold these investments to maturity and, accordingly, accounts for these investments at amortized cost, which approximates fair value.

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

      The Company has capitalized approximately $37,000, $402,000 and $70,000 in internally developed software costs in 2001, 2000 and 1999, respectively. These costs relate to the purchase of external materials and direct payroll costs associated with software development. The Company is amortizing these costs on a straight-line basis over three years.

Intangible Assets -

      Intangible assets are amortized on a straight-line basis over the respective economic life as follows:
                                      Years
            Customer lists            7 - 15
            Non-compete agreements    4
            Tradename                 Indefinite

      The Company periodically reviews the anticipated revenues related to intangible assets to determine whether any adjustments to their carrying values are necessary. Based on the guidelines of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (FAS 121), the Company believes that no material impairment exists for any of the intangible assets as of December 31, 2001. Impairments are recognized in operating results when a permanent diminution in carrying value occurs.

      During the fourth quarter 2001, the Company wrote down intangible assets and investments totaling $1.5 million under FAS 121. The intangible asset was related to the fourth quarter decision to close the Colorado facility and consolidate testing operations into the Company's other laboratories. The Company wrote off the remaining $524,000 of unamortized goodwill and approximately $441,000 of the customer list to arrive at current fair value based on future expected discounted cash flows.

      The investment charge was to write off the $500,000 investment in Response Genetics, Inc. due to the uncertainty, in management's opinion, of the financial position of the investee as a result of the uncertainty regarding the amount of additional time required for that technology to gain widespread market acceptance in the oncology community and for acceptable reimbursement levels to be attained.

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Recent Accounting Pronouncements -

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill amortization will no longer be required after December 31, 2001. The Statement requires an annual assessment of goodwill for impairment and more frequent assessments if circumstances indicate a possible impairment. The initial test for impairment must be completed by June 30, 2002, but any impairment would be reflected as an accounting change recorded retroactively in the first quarter 2002. The Company does not believe the adoption of Statement No. 142 will have a material impact on its financial position.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which is effective in 2003. It requires the recording of an asset equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. The Company does not believe that the adoption of Statement No. 143 will have a material impact on its financial position.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It establishes a single accounting model for the impairment of long-lived assets to be held and used or to be disposed of by sale or abandonment and broadens the definition of discontinued operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of Statement No. 144 will have a material impact on its financial position.

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

                              DIANON SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes -

      The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates and regulations. The Company records a valuation allowance against deferred tax assets when it is more likely than not that the assets will not be realized.

Earnings Per Share -

      Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted-average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method.

Below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                  2001       2000       1999
                                                  ----       ----       ----

     BASIC EARNING PER SHARE:
     Weighted-average number of common
       shares outstanding                      8,030,814   7,154,665   6,763,120


     DILUTIVE EFFECT OF:
     Stock options                               725,403     684,973     290,041
                                              ----------   ---------  ----------

     DILUTED EARNINGS PER SHARE:
     Weighted-average  number of common
       shares outstanding                      8,756,217   7,839,638   7,053,161
                                              ==========  ==========  ==========

     NET INCOME                               $6,192,773  $6,599,019  $4,131,059
                                              ==========  ==========  ==========

     BASIC EARNINGS PER SHARE                      $0.77       $0.92      $0.61
                                              ==========  ==========  =========

     DILUTED EARNINGS PER SHARE                    $0.71       $0.84      $0.59
                                              ==========  ==========  =========

      Options to purchase 112,137, 341,890 and 55,925 shares of common stock at prices ranging from $43.85 through $49.51, $30.00 through $39.063 and $9.75 through $12.25, respectively, were outstanding as of December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

Reclassifications -

      Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year presentation.

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)   INCOME TAXES

   The income tax provisions for the years ended December 31, 2001, 2000 and 1999 consist of the following:

                                          Year Ended December 31
                                     ----------------------------------
                                        2001       2000       1999
                                     ----------------------------------
Current
   Federal                           $6,675,168  $3,848,554  $2,707,951
   State                              1,276,135     903,515     692,693
                                     ----------------------------------
      Total current                   7,951,303   4,752,069   3,400,644
                                     ----------------------------------
Deferred
   Federal                           (3,136,440)   (210,809)   (405,959)
   State                               (599,614)    (49,490)    (64,104)
                                     ----------------------------------
      Total deferred                 (3,736,054)   (260,299)   (470,063)
                                     ----------------------------------

Total provision for income taxes     $4,215,249  $4,491,770  $2,930,581
                                     ==================================

The reasons for the differences between the statutory and effective rates are as follows:

                                        Year Ended December 31
                                    -------------------------------
                                        2001      2000      1999
                                    -------------------------------
  Statutory federal income tax rate     34.0%     34.0%     34.0%
  State taxes, net of federal tax
    benefit                              4.9       4.9       5.4
  Non-deductible expenses                1.6       1.6       1.6
  Other                                   --        --       0.5
                                    -------------------------------
                                        40.5%     40.5%     41.5%
                                    ===============================

      The net deferred tax asset is a result of the following temporary differences:

                                            Year Ended December 31
                                           ------------------------
                                               2001        2000
                                           ------------------------
  Allowance for bad debts                  $5,168,556    $  547,065
  Accrued expenses                          1,095,401       163,846
  Depreciation of property and equipment    2,610,378     1,706,777
  Compensation not currently recognized
  for tax reporting                           358,431        14,142
  Amortization of intangibles              (2,855,314)     (135,162)
  Inventory obsolescence reserve              207,206        55,779
  Net operating loss carryforwards          6,539,160            --
  Other                                        32,779         3,263
  Valuation allowance                      (4,166,616)           --
                                           ------------------------
                                           $8,989,981    $2,355,710
                                           ========================

      As of December 31, 2001, the Company has net operating loss carryforwards of approximately $18.2 million which were acquired as a result of the acquisition of UroCor, Inc.. The net operating loss carryforwards are subject to review by the Internal Revenue Service and expire from 2003 through 2021. Further, Dianon's ability to utilize the net operating losses to reduce future taxable income is subject to limitation under section 382 of the Internal Revenue Code. A valuation allowance has been established for net operating loss carryforwards that are expected to expire unutilized or otherwise not be used by the Company.

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)   LEASE OBLIGATIONS

      Included in property and equipment at December 31, 2001 and 2000 is laboratory and office equipment held under capitalized leases as follows:

                                                       Year Ended December 31
                                                       ----------------------
                                                         2001         2000
                                                       --------      --------
      Property and equipment                           $311,310      $303,325
      Less -- accumulated depreciation                  (20,582)     (262,512)
                                                       ---------------------
                                                       $290,728      $ 40,813
                                                       ======================

      The future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments at December 31, 2001 are:

                                                       Capital   Operating
                                                        Leases     Leases
                                                       --------  ---------
      2002                                             $442,661  $3,266,619
      2003                                              355,144   2,473,845
      2004                                                   --   2,006,943
      2005                                                   --   1,947,068
      2006                                                   --   1,838,209
      Thereafter (laboratory, office and warehouse
        space up to 2013)                                        11,952,484
                                                       --------------------
      Minimum lease payments                            797,805  23,485,168
      Less -- amount representing interest               58,674          --
                                                       --------------------
      Present value of total minimum lease payments    $739,131 $23,485,168
                                                       ====================

      Total rental expense relating to operating leases for the years ended December 31, 2001, 2000, and 1999 was $2,200,653, $1,841,312, and $1,560,754,
respectively.

      The Company leases office and laboratory facilities in Connecticut, Tampa, New York, Oklahoma and Texas. In addition, the Company leases offices in Connecticut, Illinois, North Carolina, Massachusetts and Texas. The Company also leases a record storage facility in Connecticut, a processing center in Ohio and a warehouse in Oklahoma. These leases have one to fifteen year terms, and various renewal options for up to ten years.

(6)   LONG-TERM NOTE PAYABLE

      As of December 31, 2000, the Company had borrowed $2.5 million under its $15 million line of credit. No amounts were outstanding as of December 31, 2001. In December 2000, the loan was extended and certain covenants were modified. The loan bore interest at a rate per annum equal to LIBOR plus 0.75%
 - 1.50%. Due to the fluctuating interest rates, the loan was always stated at fair market value. The interest rate as of December 31, 2000 was 7.45%. Interest was payable monthly and the principal was due and payable in full by August 31, 2003. Interest expense relating to the line of credit was approximately $64,000 and $337,000 during 2001 and 2000, respectively. The loan agreement contains various provisions including those related to financial ratios and negative covenants relating to current ratio, EBITDA ratio, funded debt, EBITDA, interest coverage ratio, debt service coverage ratio, fixed assets, acquisitions, limitation on debt and limits on loans and advances. As of December 31, 2001 and 2000, the Company is in compliance with all of its covenants relating to this arrangement.

(7)   STOCK-BASED COMPENSATION PLANS

       In June 1991, the Company adopted the 1991 Stock Incentive Plan which provides for up to 400,000 shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), to be reserved for potential future issuance of stock options or awards. This plan is the successor to the Company's previous plan which expired. As of December 31, 2001, 347 shares of Common Stock are available under the 1991 Stock Incentive Plan for future issuance. The majority

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the options vest 40% in the second year after grant and 20% each year thereafter and expire ten years from the original grant date.

       In October 1996, the Company's shareholders approved the Company's adoption of the 1996 Stock Incentive Plan, which provides for up to 700,000 shares of Common Stock to be reserved for potential future issuance of stock options or awards. This plan is the successor to the 1991 Stock Incentive Plan for which only a limited number of shares of Common Stock remain available for grants. As of December 31, 2001, 9,169 shares of Common Stock are available under the 1996 Stock Incentive Plan. The majority of options issued to officers and key employees of the Company vest at a rate of 40% in the second year after grant and 20% per year thereafter or 40% in the third year after grant and 20% per year thereafter and expire ten years from the original date of grant. The majority of options issued to directors vest at a rate of 10% per quarter and expire ten years from the original date of grant.

       In October 1999, the Company's shareholders approved the Company's adoption of the 1999 Stock Incentive Plan, which provides for up to 300,000 shares of Common Stock to be reserved for potential future issuance of stock options or awards. This plan is the successor to the 1996 Stock Incentive Plan for which only a limited number of shares of Common Stock remain available for grants. As of December 31, 2001, 27,988 shares of Common Stock are available under the 1999 Stock Incentive Plan. The majority of options issued to officers and key employees of the Company vest at a rate of 40% in the second year after grant and 20% per year thereafter and expire ten years from the original date of grant. The majority of options issued to directors vest at a rate of 10% per quarter and expire ten years from the original date of grant.

       In October 2000, the Company's shareholders approved the Company's adoption of the 2000 Stock Incentive Plan, which provides for up to 400,000 shares of Common Stock to be reserved for potential future issuance of stock options or awards. This plan is the successor to the 1999 Stock Incentive Plan for which only a limited number of shares of Common Stock remain available for grants. As of December 31, 2001, 61,750 shares of Common Stock are available under the 2000 Stock Incentive Plan. The majority of options issued to officers and key employees of the Company vest at a rate of 20% per year and expire ten years from the original date of grant. The majority of options issued to directors vest at a rate of 10% per quarter and expire ten years from the original date of grant.

       In November 2001, the Company's shareholders approved the Company's adoption of the 2001 Stock Incentive Plan, which provides for up to 640,000 shares of Common Stock to be reserved for potential future issuance of stock options or awards. This plan is the successor to the 2000 Stock Incentive Plan for which only a limited number of shares of Common Stock remain available for grants. As of December 31, 2001, 430,000 shares of Common Stock are available under the 2001 Stock Incentive Plan. The majority of options issued to officers and key employees of the Company vest at a rate of 20% per year and expire ten years from the original date of grant. The options issued to directors vest at a rate of one-third per year and expire ten years from the original date of grant.

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

                                                 2001       2000        1999
                                                 ----       ----        ----
Net Income:                   As Reported     $6,193,00  $6,599,000  $4,131,000
                              Pro Forma       $5,406,00  $5,919,000  $3,467,000
Basic earnings per share:     As Reported        $.77       $.92        $.61
                              Pro Forma          $.67       $.83        $.51
Diluted earnings per share:   As Reported        $.71       $.84        $.59
                              Pro Forma          $.62       $.76        $.49

      For purposes of the pro forma information above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 4.90%, 6.02% and 5.88%, respectively; expected volatility of 71.42%, 70.96% and 67.41%, respectively; and expected lives of 5.5 years for 2001, 5.3 years for 2000 and

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.3 years for 1999. A summary of the status of the Company's five fixed stock option plans as well as the options issued relating to the UroCor acquisition as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                                     2001                 2000               1999
                                                   WEIGHTED             WEIGHTED           WEIGHTED
                                                   AVERAGE              AVERAGE            AVERAGE
                                           2001    EXERCISE     2000    EXERCISE    1999    EXERCISE
FIXED OPTIONS                             SHARES    PRICE      SHARES    PRICE     SHARES    PRICE
-------------                             ------   --------    ------   --------   ------   --------
Outstanding at beginning of year        1,087,622   $20.17    781,525     $7.37   884,454     $7.28
Granted                                   313,352    40.44    657,915     28.41    90,085      8.98
Issued in exchange for
  UroCor options                          644,438    15.09         --        --        --        --
Exercised                                (636,095)   12.86   (320,814)     6.89   (93,014)     7.63
Forfeited / canceled                      (82,860)   23.74    (31,004)     9.82  (100,000)     7.46
                                         ---------          ---------           ---------
Outstanding at end of year              1,326,457    25.76  1,087,622     20.17   781,525      7.37
                                         ---------          ---------           ---------
Options exercisable at
  year-end                                364,307    18.06    147,202      7.59   284,718      6.94
Weighted-average fair value
  of options granted                       $26.09              $22.27               $5.17

      The table below contains information with respect to the 1,326,457 options outstanding for the Company's 1991, 1996, 1999, 2000 and 2001 and Stock Incentive Plan as well as the options issued in connection with the UroCor acquisition as of December 31, 2001:

                    EXERCISE PRICE                           EXERCISABLE OPTIONS
                 ------------------------                  -------------------------
                                                                        WEIGHTED
   OPTIONS                    WEIGHTED     REMAINING                    AVERAGE
 OUTSTANDING      RANGE       AVERAGE   CONTRACTUAL LIFE    OPTIONS  EXERCISE PRICE
 -----------      -----       -------   ----------------   --------  --------------
   296,195    $1.95 - $9.00     $7.06         5.8           158,295       $6.62
   377,375    $9.01 - $25.00   $16.22         7.6           101,005      $14.55
   396,073   $25.01 - $40.00   $37.80         8.7            91,433      $38.32
   256,814   $40.01 - $50.00   $42.80         9.8            13,574      $41.12

      In August 1999, the Company adopted a new Employee Stock Purchase Plan (the "ESPP" or "Plan") as described in Section 423 of the Internal Revenue Code. The Company has reserved a maximum of 300,000 shares of Common Stock to be sold to employees under the Employee Stock Purchase Plan. No more than 100,000 shares of Common Stock will be available for purchase under the Plan in any calendar year and no participating employee may purchase more than 500 shares of Common Stock in any calendar quarter, which is referred to in the Plan as an "Offering Period". The first Offering Period began on January 1, 2000. The purchase price for these shares will be 85% of the fair market value of a share of Common Stock on the last day of each Offering Period, which is referred to in the Plan as the "Exercise Date". During 2001 and 2000, employees purchased 3,109 and 2,063 shares at average prices per share of $33.14 and $25.81, respectively.

8)    RELATED PARTIES

      The Company pays a stockholder, who is also Chairman Emeritus, and who was a director until January 1995, a royalty of 6% of revenue on sales of certain technology covered by a license agreement. In addition, the Company provides this stockholder with certain insurance benefits, the use of an automobile and the reimbursement of expenses incident to his performance as a consultant to the Company. The Company paid licensing and royalty fees to this stockholder of approximately $10,000, $12,000 and $30,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

      Pursuant to his employment agreement, the President of the Company received a loan in 1996 totaling $150,000 which bears interest at 5.9%, payable annually, and is repayable upon termination of his employment with the Company. In addition, pursuant to the terms of such agreement the loan principal is being forgiven at a rate of $2,500 per month over the period January 1998 through December 2002 if the President continues to be employed by the Company. Pursuant

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the terms of such agreement, the current outstanding balance on the loan was $30,000 on December 31, 2001.

      The President of the Company was a shareholder and board member of Medical Logistics Inc., a company that provides logistics for a variety of healthcare providers, during portions of 2001 and throughout 2000 and 1999. The Company began using Medical Logistics Inc. in the fourth quarter of 1999 for a limited number of logistic routes. The Company paid approximately $183,000, $194,000 and $11,000 in 2001, 2000 and 1999, respectively, to Medical Logistics Inc.

      In December 1999, the Company modified an existing loan agreement with an officer of the Company, for approximately $55,000, bearing interest at 8.25% per annum through December 31, 1999. The loan is payable at a rate of $1,000 per month, commencing January 1, 2000, with the remaining outstanding balance due in full no later than December 31, 2002 or upon termination of employment with the Company. As of December 31, 2001, the outstanding balance was approximately $11,000.

      In connection with the acquisition of John H. Altshuler, M.D., P.C. (see Note 2), the Company entered into a lease for an office and laboratory facility located in Englewood, Colorado for a one-year term commencing October 1, 2000. There is an option to renew the lease for one year. John
H. Altshuler, M.D., and Barbara A. Altshuler are owners in joint tenancy of this laboratory facility. As discussed in Note 2, the Company closed this facility in the first quarter of 2002.

 (9)  COMMITMENTS AND CONTINGENCIES

      The Company is involved in certain legal matters that periodically arise in the normal course of business. Management believes that the outcome of these legal matters will not have a material adverse effect on the financial position and results of operations of the Company. Furthermore, management believes the Company maintains adequate insurance coverage for most contingencies.

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

      Prior to 1998, the medical director of the Connecticut Medicare carrier to which the Company submits its Medicare claims orally expressed the view that some amount of money which the carrier had paid to the Company for certain pathology services involving DNA measurements in prostate tumor cells (morphometric analysis of tumor) potentially is recoverable by the carrier. The carrier medical director has never reduced his view to writing or otherwise asserted a claim. Accordingly, at this time, the Company cannot evaluate any such possible claim, or the probability of assertion of any such claim.

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

      The Company received a subpoena dated November 16, 2000, issued by the United States Attorney's Office for Connecticut, requesting the production of a variety of documents, with a particular focus on documents relating to billing for tumor biomarkers, DNA testing and screening tests. The Company is

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cooperating with the Department of Justice representatives handling this matter and has substantially completed its production of documents under the subpoena.

      As part of the purchase of UroCor, the Company assumed responsibility and liability for certain pre-acquisition contingencies which include expenses relating to the previously announced UroCor Department of Justice ("DOJ") investigation, including without limitation, compliance with the UroCor corporate integrity agreement and any potential indemnification of legal and other fees and costs for current and past directors, officers and employees of UroCor in connection with the criminal investigation related to the UroCor settlement. The Company currently estimates the probable indemnification expenses to be $1.0 million, but there is no assurance that this amount will not increase significantly. Accordingly, the Company has accrued $1.0 million as a liability in the opening UroCor balance sheet.

(10)  EMPLOYEE BENEFIT PLAN

      The Company has established a 401(k) employee benefit plan in which participants receive certain benefits upon retirement, death or termination of employment. The Company approved a new 401(k) plan, effective February 1, 2000, which increases the Company match from 20% of the contributions made by employees up to 1% of their total annual salary (subject to tax code limits) to 50% of the contributions made by employees up to 3% of their total annual salary (subject to tax code limits). The Company contributed approximately $755,000, $607,000 and $200,000 to the plan during 2001, 2000 and 1999, respectively. The Company offers no other post-retirement benefits or post-employment benefits to its employees.

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

(12)  OTHER ACCRUED EXPENSES

      The following summarizes the Company's other accrued expenses:

                                      December 31, 2001  December  31, 2000
                                      -----------------  ------------------
                                                   (in $000s)
      Acquisition related accruals         $ 4,870            $     --
      Legal and insurance                    3,426                 647
      Accrued taxes other than income          771                 595
      Other                                  2,691               1,742
                                      -------------------------------------
                                           $11,758            $  2,984
                                      =====================================

                               DIANON SYTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(13)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2001 and 2000 is summarized as follows:

                            INTERIM FINANCIAL RESULTS
-------------------------------------------------------------------------------------
In millions, except per           1st        2nd        3rd         4th
share amounts                   Quarter    Quarter    Quarter   Quarter(1)(2)   Total
-------------------------------------------------------------------------------------
2001
Net sales                       $26,803    $28,762    $28,941      $41,172    $125,678
Gross profit                     11,808     12,921     12,846       19,046      56,621
Net income (loss)                 2,050      2,367      2,307        (531)       6,193
Diluted earnings (loss) per
  share                           $0.26      $0.29      $0.28      ($0.05)       $0.71
Diluted weighted average
  common shares outstanding       8,007      8,042      8,150       10,814       8,756

2000
Net sales                       $22,079    $24,426    $23,594      $25,552     $95,651
Gross profit                      9,332     10,594     10,250       11,304      41,480
Net income                        1,260      1,576      1,783        1,980       6,599
Diluted earnings per share        $0.17      $0.20      $0.22        $0.25       $0.84
Diluted weighted average
  common shares outstanding       7,597      7,701      7,952        7,980       7,840

(1) In the fourth quarter 2001, the Company acquired all outstanding shares of UroCor, Inc., an anatomic pathology laboratory located in Oklahoma City, Oklahoma, specializing in services related to Urology. This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of UroCor have been included in the Company's Consolidated Statements of Operations since the date of acquisition. See Note 2 to the Company's consolidated financial statements.

(2) Non-recurring charges of approximately $7.0 million were recorded in the fourth quarter 2001 including a $5.5 million special bad debt provision related to the remaining UroCor accounts receivable and a $1.5 million charge relating to impairments on certain investments and intangible assets.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To DIANON Systems, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of DIANON Systems, Inc. and subsidiary companies included in this Form 10-K and have issued our report thereon dated February 19, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                         ARTHUR ANDERSEN LLP


Stamford, Connecticut
February 19, 2002

                              DIANON SYSTEMS, INC.
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                Balance at   Provision                 Charged to
                                Beginning    Charged to   Charges to    Other        Balance at
                                 of Year      Expense     Allowance    Accounts(a)  End of Year
                                ---------------------------------------------------------------
For the year ended December
31, 1999:
   Allowance for bad debts      $1,033,059     $      -   $  (72,793)     $50,000    $1,010,266

For the year ended December
  31, 2000:
   Allowance for bad debts      $1,010,266     $380,500   $ (103,670)     $15,000    $1,302,096

For the year ended December
  31, 2001:
   Allowance for bad debts      $1,302,096   $5,700,000   $       --      $    --    $7,002,096


(a) Amounts charged to other accounts represent purchase accounting adjustments related to the acquisitions of KMD and John H. Altshuler, M.D., P.C. in 1999 and 2000, respectively.

EXHIBIT INDEX

 Exhibit
 Document
   No.                                   Reference
 --------                                ---------
3.1 Restated Certificate of Incorporation of the Company, as amended through June 12, 1991 (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement No. 33-41226).
3.2 Restated By-Laws of the Company, as amended through October 24, 1996 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement No. 333-18817).
3.3 Restated By-Laws of the Company, as amended through February 2, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement No. 333-18817).
10.1 Consulting Agreement, dated August 4, 1989, between DIANON Systems, Inc. and Nonda Katopodis, Ph.D. (incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement No. 33-41226).**
10.2 Executive Vesting Agreement, dated as of June 11, 1991, between DIANON Systems, Inc. and James B. Amberson, M.D. (incorporated by reference to
      Exhibit 10.13 of the Registrant's Registration Statement No. 33-41226).**
10.3 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 of the Registrant's Registration Statement No. 33-41226).**
10.4 Management Incentive Plan (incorporated by reference to Exhibit 10.18 of the Registrant's Registration Statement No. 33-41226).**
10.5 Stock Option Grant to James B. Amberson, M.D., dated April 23, 1991 (incorporated by reference to Exhibit 28.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).**
10.6 Rights Agreement, dated April 29, 1994, by and among the Registrant and American Stock and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K dated April 29, 1994, filed with the Securities and Exchange Commission on May 9, 1994).
10.7 Severance Agreement, dated January 20, 1995, by and among the Registrant and John P. Davis (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 29,
      1996).**
10.8 Employment Agreement, dated May 3, 1996, by the Registrant and Kevin C. Johnson (incorporated by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).**
10.9  Employment Agreement, dated September 1, 1996, by the Registrant and James
      B. Amberson, M.D. (incorporated by reference to Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**
10.10 Executive Employment Agreement, dated September 1, 1996, by the Registrant and James B. Amberson, M.D. (incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**
10.11 Employment Agreement, dated September 30,1996, by the Registrant and David
      R. Schreiber (incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**
10.12 Employment Agreement, dated November 18, 1996, by the Registrant and Steven T. Clayton.**
10.13 Amendment dated as of October 4, 1995 to Rights Agreement dated as of April 29, 1994 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit No. 1 to the Registrant's Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission on November 8, 1995).
10.14 1996 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Statement on Schedule 14A filed with the Securities and Exchange Commission on September 23, 1996).**
10.15 Stock and Warrant Purchase Agreement, dated as of October 4, 1995, among the Gilbert Family Trust, the G. S. Beckwith Gilbert I.R.A.
           Contributory Account, G. S. Beckwith Gilbert and the Registrant.
10.16 Registration Rights Agreement, dated as of October 4, 1995, among the Gilbert Family Trust, the G. S. Beckwith Gilbert I.R.A. Contributory Account, G. S. Beckwith Gilbert and the Registrant.
10.17 Stock Option Grant dated November 4, 1996 by the Registrant to Jeffrey M. Sklar, M.D., Ph.D.**
10.18 Loan Agreement dated December 3, 1996 by the Registrant to Kevin C. Johnson).**
10.19 Form of standard Stock Option Grant for outside directors.**

Exhibit
 Document
   No.                                   Reference
 --------                                ---------
10.20 Consulting and Proprietary Information and Inventions Agreement dated October 1, 1997 by the Registrant and Jeffrey L. Sklar, M.D., Ph.D.
10.21 Asset Purchase Agreement dated as of April 7, 1999 among DIANON Systems, Inc., Kyto Meridien Diagnostics, L.L.C., Kyto Diagnostics, L.P., Meridian Diagnostics Labs, Inc., A. Bruce Shapiro and Ralph M. Richart, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
10.22 Registration Rights Agreement dated as of May 1, 1999 between DIANON Systems Inc. and Kyto Meridien Diagnostics, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
10.23 Consulting Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and A. Bruce Shapiro (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
10.24 Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Ralph M. Richart, M.D. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
10.25 Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Beth Phillips (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
10.26 Employment Agreement dated May 1, 1999 by and between DIANON Systems, Inc. and Dana Shapiro (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
10.27 Amendment Agreement date December 23, 1999 by and among DIANON Systems, Inc. and A. Bruce Shapiro, Ralph M. Richart, Dana Shapiro, Kyto Meridien Diagnostics, L.L.C., Kyto Diagnostics L.P. and Meridien Diagnostics Labs, Inc. .
10.28 Change-of-Control Agreement, dated April 24, 2000, by the Registrant and Kevin C. Johnson (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.29 Change-of-Control Agreement, dated April 24, 2000, by the Registrant and David R. Schreiber (incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.30 Change-of-Control Agreement, dated April 24, 2000 (as amended on August 1,
      2001), by the Registrant and Christopher J. Rausch (incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.31 Employment Agreement dated July 24, 2000 by and between DIANON Systems, Inc. and Jack W. Snyder
10.32 Form of Employment Agreements, dated August 1, 2001, by the Registrant and Messrs. Steven T. Clayton, Steven L. Gersen and Martin J. Stefanelli and Ms. Valerie B. Palmieri (filed herewith).
10.33 Agreement and Plan of Merger, dated as of June 28, 2001, as amended on October 3, 2001, among DIANON Systems, Inc. UroCor Acquisition Corp., a wholly-owned subsidiary of DIANON Systems, Inc. and UroCor, Inc. (incorporated by reference to the Registrant's Form S-4 filed with the Securities and Exchange Commission on October 10, 2001).
11.1  Statement re: computation of per share earnings. *
21.1  List of Subsidiaries of the Company (incorporated by reference to Exhibit
      22.1 of the Registrant's Registration Statement No. 33-41226).
23.1  Consent of Arthur Andersen LLP (filed herewith).
99.1 Press Release (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
99.2 KMD financial statements for the year ending December 31, 1998 (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated May 1, 1999, filed with the Securities and Exchange Commission on May 5, 1999).
99.3  Letter to Commission pursuant to temporary note 3T (filed herewith).

      *  Not applicable or contained elsewhere herein.

      ** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.