Form 10-K/A
period 2001-12-31
DIANON SYSTEMS INC
filed 2002-04-04
CIK 779282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark One)

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

                         DOCUMENTS INCORPORATED BY REFERENCE
                                        None

                                EXPLANATORY NOTE

      The Annual Report on Form 10-K of DIANON Systems, Inc. ("DIANON" or the "Company") for the year ended December 31, 2001 is hereby amended solely to correct the Net Revenues reported for Genetic Testing and Clinical Chemistry Testing in the first table under "Item 1. Business." Dianon's 2001 Net Revenues for Genetic Testing and Clinical Chemistry Testing were $19.8 million and $18.7 million, respectively. No other changes have been made to the Form 10-K as originally filed.

      Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, "Item 1. Business" is amended and restated in its entirety as follows:

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

2001 DIANON Net Revenues          $87.2 million                     $19.8 million                  $18.7 million

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                        DIANON Systems, Inc.


                                        By: /s/ David R. Schreiber
                                            ----------------------------------
                                            David R. Schreiber
                                            Senior Vice President, Finance and
                                            Chief Financial Officer