Form 10-Q
period 2002-03-31
DIANON SYSTEMS INC
filed 2002-04-30
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-19392

                              DIANON SYSTEMS, INC.
             (exact name of registrant as specified in its charter)

            Delaware                                        06-1128081
      ------------------------                          -------------------
      (State of incorporation)                            (IRS Employer
                                                        Identification No.)

     200 Watson Blvd, Stratford, CT                            06615
     ------------------------------                           ---------
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


The number of shares of registrant's Common Stock, $.01 par value, outstanding on April 16, 2002 was 12,132,671 shares.

                             DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX


Part I FINANCIAL INFORMATION                                        PAGE NO.
----------------------------                                        --------

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2002
         and December 31, 2001.                                        3

         Consolidated Statements of Operations for the
         three months ended March 31, 2002 and 2001.                   4

         Consolidated Statements of Stockholders' Equity
         for the three months ended March 31, 2002 and 2001.           5

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 2002 and 2001.                   6

         Notes to Financial Statements.                                7-9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10-14

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                             14


Part II  OTHER INFORMATION
--------------------------
Item 6.  EXHIBITS AND REPORTS ON  FORM 8-K                             15

Signatures                                                             16

                                                DIANON SYSTEMS, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,         DECEMBER 31,
                                                                                 2002               2001
                                                                         -------------------- -------------------
                   ASSETS                                                    (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                                $ 49,459,444        $ 41,229,353
      Short term investments                                                        506,405           1,071,778
      Accounts receivable, net of allowances                                     32,338,109          29,863,129
      Prepaid expenses and employee advances                                      3,497,956           3,767,086
      Refundable income taxes                                                     5,474,498           5,753,944
      Inventory                                                                   1,891,278           1,932,713
      Deferred income taxes                                                       6,435,183           6,560,564
                                                                         -------------------- -------------------
        Total current assets                                                     99,602,873          90,178,567
                                                                         -------------------- -------------------
PROPERTY AND EQUIPMENT, at cost
      Laboratory and office equipment                                             20,549,250         19,539,228
      Leasehold improvements                                                       8,978,960          8,967,113
         Less - accumulated depreciation and amortization                        (18,599,352)       (17,650,512)
                                                                         --------------------- ------------------
                                                                                  10,928,858         10,855,829
                                                                         --------------------- ------------------
INTANGIBLE ASSETS, net of accumulated amortization of
        $4,129,089 and $3,662,150, respectively                                  183,450,177        183,167,116
DEFERRED INCOME TAXES                                                                     --          2,429,417
OTHER ASSETS                                                                         562,073            787,230
                                                                         -------------------- -------------------
        TOTAL ASSETS                                                           $ 294,543,981       $287,418,159
                                                                         ==================== ===================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                         $  2,035,144        $  1,621,689
      Accrued employee compensation                                               2,608,627           6,961,747
      Accrued income taxes                                                          674,734             674,734
      Current portion of capitalized lease obligations                              138,986             300,102
      Other accrued expenses                                                     11,314,655          11,784,575
                                                                         -------------------- -------------------
        Total current liabilities                                                16,772,146          21,342,847
                                                                         --------------------- ------------------
LONG-TERM LIABILITIES:
      Deferred income taxes                                                       1,168,729                  --
      Long-term portion of capitalized lease obligations                            219,039             439,029
                                                                         -------------------- -------------------
        Total Liabilities                                                        18,159,914          21,781,876
                                                                         -------------------- -------------------
STOCKHOLDERS' EQUITY:
      Common stock, par value $.01 per share, 20,000,000 shares
         authorized, 12,085,572 and 11,896,140 shares issued and
         outstanding at March 31, 2002 and December 31, 2001,
         respectively                                                                120,855            118,961
      Additional paid-in capital                                                 248,444,313        242,987,849
      Retained earnings                                                           27,905,419         22,620,561
      Common stock held in treasury, at cost - 9,034 and 9,511
         shares at March 31, 2002 and December 31, 2001, respectively                (86,520)           (91,088)
                                                                         --------------------- ------------------
         Total stockholders' equity                                              276,384,067        265,636,283
                                                                         --------------------- ------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $294,543,981       $287,418,159
                                                                         ===================== ==================


                                  The accompanying notes to consolidated financial
                              statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001

                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 2002              2001
                                            ---------------- -----------------

Net revenues                                    $44,623,375       $26,802,607

Cost of sales                                    22,298,149        14,994,798
                                            ---------------- -----------------

     GROSS PROFIT                                22,325,226        11,807,809

Selling, general and administrative expenses     12,728,466         7,869,837

Amortization of intangible assets                   466,939           255,368

Research and development expenses                   440,640           351,589
                                            ---------------- -----------------

     INCOME FROM OPERATIONS                       8,689,181         3,331,015

Interest income, net                                192,933           114,134
                                            ---------------- -----------------

     INCOME BEFORE PROVISION FOR
        INCOME TAXES                              8,882,114         3,445,149

Provision for income taxes                        3,597,256         1,395,285
                                            ---------------- -----------------

     NET INCOME                                 $ 5,284,858       $ 2,049,864
                                            ================ =================

     EARNINGS PER SHARE
           BASIC                                       $.44              $.28
           DILUTED                                     $.41              $.26

     WEIGHTED AVERAGE SHARES OUTSTANDING
           BASIC                                 11,979,661         7,387,647
           DILUTED                               12,812,417         8,006,625


         The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                DIANON SYSTEMS, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                    (UNAUDITED)


                                                                               Additional
                                                  Common          Stock         Paid-In           Retained
                                                  Shares          Amount        Capital           Earnings
                                               --------------------------- ------------------- ----------------
BALANCE, December 31, 2000                       7,397,323      $  73,974        $ 35,877,828     $ 16,427,788
     Stock options exercised                         9,500             95              79,467               --
     Tax effect for stock options exercised             --             --              99,572               --
     Employee stock purchase plan                       --             --              13,904               --
     Stock grants                                      245              2               9,813               --
     Net income                                         --             --                  --        2,049,864
                                               ------------ -------------- ------------------ -----------------
BALANCE, March 31, 2001                          7,407,068      $  74,071        $ 36,080,584     $ 18,477,652
                                               ============ ============== ================== =================


BALANCE, December 31, 2001                      11,896,140      $ 118,961        $242,987,849     $ 22,620,561
     Stock options exercised                       189,432          1,894           3,220,759               --
     Tax effect for stock options exercised             --             --           2,215,648               --
     Employee stock purchase plan / other               --             --              20,057               --
     Net income                                         --             --                  --        5,284,858
                                               ------------ -------------- ------------------- ----------------
BALANCE, March 31, 2002                         12,085,572      $ 120,855        $248,444,313     $ 27,905,419
                                               ============ ============== =================== ================



                                         DIANON SYSTEMS, INC.
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                             (UNAUDITED)

(continued)



                                                          Common Stock
                                                      Acquired for Treasury
                                                       Shares           Amount            Total
                                                ---------------------------------- -----------------
BALANCE, December 31, 2000                             (12,620)        ($120,852)        $52,258,738
     Stock options exercised                                 --                --             79,562
     Tax effect for stock options exercised                  --                --             99,572
     Employee stock purchase plan                          502             4,807              18,711
     Stock grants                                            --                --              9,815
     Net income                                              --                --          2,049,864
                                                --------------- ------------------ ------------------
BALANCE, March 31, 2001                                (12,118)        ($116,045)        $54,516,262
                                                =============== ================== ==================


BALANCE, December 31, 2001                              (9,511)         ($91,088)       $265,636,283
     Stock options exercised                                 --                --          3,222,653
     Tax effect for stock options exercised                  --                --          2,215,648
     Employee stock purchase plan / other                  477             4,568              24,625
     Net income                                              --                --          5,284,858
                                                ---------------- ----------------- ------------------
BALANCE, March 31, 2002                                 (9,034)         ($86,520)       $276,384,067
                                                ================ ================= ==================





         The accompanying notes to consolidated financial statements are an integral part of these statements.


                                         DIANON SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                             (UNAUDITED)

                                                                              2002               2001
                                                                     ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $ 5,284,858        $ 2,049,864
Adjustments to reconcile net income to net
    cash provided by operations -
     Non-cash charges
         Depreciation and amortization                                      1,428,816          1,060,052
         Tax effect of stock options exercised                              2,215,648             99,572
         Deferred tax provision                                             3,723,527             93,928
         Stock compensation expense                                                --              9,815
         Loss on disposal of fixed assets                                      23,021                 --
Changes in other current assets and liabilities
     Accounts receivable                                                   (2,474,980)        (1,560,203)
     Refundable income taxes                                                  279,446          1,345,118
     Prepaid expenses and employee advances                                   269,130           (436,699)
     Inventory                                                                 41,435             (5,077)
     Other assets and other                                                   (33,034)             7,500
     Accounts payable and other accrued liabilities                        (4,409,585)          (442,630)
                                                                     ------------------ ------------------
                   Net cash provided by operating activities                6,348,282          2,221,240
                                                                     ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                  (1,066,427)          (554,516)
     Proceeds from sales of investment securities                           1,073,564                 --
     Investment and acquisition of marketing rights                        (1,000,000)                --
     Proceeds from the sale of fixed assets                                     8,500                 --
                                                                     ------------------ ------------------
                   Net cash used in investing activities                     (984,363)          (554,516)
                                                                     ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of note payable                                                    --         (2,500,000)
     Employee stock purchase plan / other                                      24,625             18,711
     Exercise of stock options                                              3,222,653             79,562
     Net repayments of capitalized lease obligations                         (381,106)            (2,556)
                                                                     ------------------ ------------------
           Net cash provided by (used in) financing activities              2,866,172         (2,404,283)
                                                                     ------------------ ------------------


           Net increase (decrease) in cash and cash equivalents             8,230,091           (737,559)

CASH AND CASH EQUIVALENTS, beginning of period                             41,229,353          12,515,424
                                                                     ------------------ ------------------
CASH AND CASH EQUIVALENTS, end of period                                  $49,459,444        $ 11,777,865
                                                                     ================== ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
         Interest                                                         $     8,471         $   47,174
         Income Taxes                                                         123,243              6,600




         The accompanying notes to consolidated financial statements are an integral part of these statements.

                             DIANON SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company - The consolidated financial statements as of and for the three months ended March 31, 2002 and 2001 have been prepared by DIANON Systems, Inc. ("Dianon" or the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Dianon's annual report for the year ended December 31, 2001, previously filed on Form 10-K and 10-K/A with the Securities and Exchange Commission (the "Annual Report").

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Dianon's Annual Report for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

      Acquisitions - Effective October 1, 2000, the Company acquired substantially all of the assets of John H. Altshuler, M.D., P.C., a pathology physician practice located in Englewood, Colorado, which specializes in dermatopathology and GYN pathology. The acquisition price was approximately $1.7 million and was financed through a combination of available cash and the issuance of Common Stock. Approximately $300,000 of the purchase price is being held in trust pursuant to a contingent earn-out agreement. The purchase price was primarily allocated to customer lists ($1.0 million), goodwill ($670,000), lab and office equipment ($73,000), and client receivables ($67,000), partially offset by accrued liabilities of ($110,000). The acquisition has been accounted for pursuant to the purchase method of accounting. In the fourth quarter of 2001, after the UroCor acquisition, the Company decided to close this facility and consolidate testing in other regional laboratories including the newly acquired UroCor facility in Oklahoma. As part of this decision, the Company wrote-off the remaining goodwill of approximately $524,000 and wrote-down the customer list by approximately $441,000. The shutdown was completed early in the first quarter of 2002.

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

      In the fourth quarter of 2001, the Company acquired all outstanding shares of UroCor, Inc. ("UroCor"), an anatomic pathology laboratory located in Oklahoma City, Oklahoma, specializing in services related to urology. This acquisition has enhanced Dianon's position as a leader in the full-service cancer diagnostics market and created a leading share in the urology segment of this market. The acquisition price was approximately $202 million (including acquisition costs and assumed liabilities) and was financed primarily through the issuance of approximately 3.9 million shares of Common Stock ($171 million). In addition, the Company issued approximately 644,000 stock options in exchange for existing UroCor stock options ($21 million). The balance of the purchase price was paid using existing cash. The purchase price was allocated to goodwill ($163 million), customer list ($4 million), trade name ($4 million), and the fair value of net assets acquired ($31 million). Net assets consist primarily of cash, accounts receivable, inventory, investments and deferred income taxes. The acquisition has been accounted for pursuant to the purchase method of accounting.

      Pro forma historical results (unaudited) for the three months ended March 31, 2001, adjusted as if UroCor had been acquired on January 1, 2001 approximates $42.2 million in revenue, $6.1 million in net income and $0.50 in diluted earnings per share. The pro forma revenue of $42.2 million, stated above, includes $0.6 million from the discontinued therapeutics division. The $6.1 million pro forma net income, stated above, includes a one-time, non-recurring gain on a termination of a therapeutic distribution agreement of $4.6 million (or $0.38 diluted earnings per share). The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2001, nor are they necessarily indicative of future results.

      In the first quarter of 2002, the Company paid MDdatacor, Inc. ("MDdatacor") $1.0 million for exclusive marketing rights for patient medical records to urology and gastroenterology physician practice group customers and a 13.7% interest in MDdatacor. The Company allocated the total investment to the marketing rights ($750,000) and equity ($250,000) based on management's estimates of fair value.

2. Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill amortization was no longer required after December 31, 2001. The Statement requires an annual assessment of goodwill for impairment and more frequent assessments if circumstances indicate a possible impairment. The initial test for impairment must be completed by June 30, 2002, but any impairment would be reflected as an accounting change recorded retroactively in the first quarter of 2002. The Company does not believe the adoption of Statement No. 142 will have a material impact on its financial position.

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

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It establishes a single accounting model for the impairment of long-lived assets to be held and used or to be disposed of by sale or abandonment and broadens the definition of discontinued operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of Statement No. 144 did not have a material impact on the Company's financial position.

3. Earnings per share - Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, for both 2002 and 2001.

                               Three months ended
                                    March 31,
                               2002       2001
                             ---------------------
BASIC EARNING PER SHARE:
Weighted-average
number of common
shares outstanding      11,979,661      7,387,647

DILUTIVE EFFECT OF:
Stock options              832,756        618,978
                        -----------     ----------

DILUTED EARNINGS PER SHARE:
Weighted-average
number of common
shares outstanding      12,812,417      8,006,625
                        ===========     ==========

NET INCOME              $5,284,858     $2,049,864
                        ===========     ==========

BASIC EARNINGS PER
SHARE                        $0.44          $0.28
                        ===========     ==========

DILUTED EARNINGS PER
SHARE                        $0.41          $0.26
                        ===========     ==========


As of March 31, 2002, all outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share.

As of March 31, 2001, outstanding options to purchase 344,515 shares of common stock, at prices ranging from $35.50 to $40.06 per share, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months ended March 31, 2002 ("First Quarter-2002") to the three months ended March 31, 2001 ("First Quarter-2001").

RESULTS OF OPERATIONS

   o  NET REVENUES

Net revenues increased 66% to $44.6 million in the First Quarter-2002 from $26.8 million in the First Quarter-2001. This increase reflects the acquisition of UroCor as well as the effects of strong volume gains in pathology and genetics testing and a favorable reimbursement climate for some of our most commonly performed tests. UroCor represents approximately $11.5 million in revenues in the First Quarter-2002.

Anatomic pathology net revenues increased to $31.6 million in 2002 from $18.6 million in 2001, representing a 70% increase. The revenue growth reflects the UroCor acquisition as well as increased market penetration in the anatomic pathology area.

Genetic net revenues increased to $5.4 million in 2002 from $4.4 million in 2001, representing a 23% increase. The revenue growth reflects increased market penetration.

Clinical chemistry net revenues increased to $7.6 million in 2002 from $3.8 million in 2001, representing a 98% increase. This increase is primarily related to the UroCor acquisition.

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

The clinical laboratory industry has also recently experienced increases in the payment rate for certain tests, including some of those performed by the Company. Beginning in 1998, Medicare began covering screening pap smears for certain Medicare beneficiaries, and the Balanced Budget Refinement Act of 1999 ("BBRA") required the Secretary of the Department of Health and Human Services to establish a national minimum payment amount equal to $14.60 for diagnostic or screening pap smear laboratory tests furnished on or after January 1, 2000. Previously, the national payment cap for a pap smear was approximately $7.15. The BBRA also encouraged the Centers for Medicare and Medicaid Services ("CMS") (formerly known as the Health Care Financing Administration or "HCFA") to institute an appropriate increase in the payment rate for new cervical cancer screening technologies, such as the technologies used by Dianon, that have been approved by the FDA as significantly more effective than a conventional pap smear. In March 2001, CMS established a national limit of $28 for the new pap smear technologies used by Dianon, which is nearly twice the level of reimbursement for the conventional pap smear. Payments in states in which Dianon has laboratories that furnish the new pap smear tests range from $27.90 to $28.00. The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"), signed into law on December 21, 2000, requires that the national limitation amount for new lab tests equal 100% of the national median for such tests (versus the 74% applied to other tests). In addition, BIPA included a provision to change the frequency of covered screening pap smears from at least every three years to at least every two years. The addition of Medicare coverage for more frequent pap tests and higher reimbursement for certain types of pap tests have provided and are expected to continue to provide additional revenues for Dianon.

With respect to Dianon's anatomic pathology services, which are reimbursed under the Medicare physician fee schedule rather than the Medicare laboratory fee schedule, Medicare reimbursement amounts generally declined with the implementation of the resource-based relative value scale ("RBRVS") system, which went into effect in 1992 and was fully phased in by the end of 1996. Under this system, relative value units ("RVUs") are established for the physician work, practice expense and malpractice expense involved with each physician service. Of these three, however, the physician work and practice expense components comprise the vast majority of the value of a service. The RVUs for a service may be changed from time to time, and once the RVUs are finalized each year, they are multiplied by a "conversion factor" in order to calculate the actual payment for a service. The conversion factor is a monetary amount which changes from year to year based on a variety of factors, including changes in health-related and overall economic indicators. Generally, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by Dianon. Due to a five-year review, in 1997 there was an overall decrease in the physician work RVUs established for pathology services. Another five-year review of the work value component was completed in 2001, was published in the Federal Register on June 8, 2001, and went into effect on January 1, 2002. The changes recommended as a result of this more recent review are not expected to have any significant effect on payment for pathology services.

In the final 2002 physician fee schedule, published in November 2001, CMS estimated that refinements and changes in the RVUs for physician work and practice expense would result in a 3% increase in payments for pathology services in 2002, compared to what would have occurred in 2002 had the rule not been published. This estimate is primarily due to the use of new data to calculate the practice expense component of the RVUs. However, due to budget neutrality requirements and other economic factors, the conversion factor used to calculate the fee schedule payments was reduced approximately 5.4% in 2002, which offset some of the expected increase in payments for pathology services. However, for Dianon's most frequently billed service, the 88305 surgical biopsy, reimbursement from Medicare increased approximately 5.5%.

The BBA also required the Secretary of the Department of Health and Human Services to use a negotiated rulemaking process to adopt uniform coverage, administration and payment policies for lab tests. A proposed rule was published on March 10, 2000, and the final rule was published on November 23, 2001. This rule establishes national coverage policies for many of the most commonly ordered lab tests, thereby replacing local Medicare policies, which sometimes varied, and it establishes other uniform requirements related to submission of claims for lab tests. The Company believes that the new rule will level the playing field and result in more consistent reimbursement among providers of laboratory testing services.

CMS had announced that effective January 1, 2001, independent labs would no longer be allowed to bill Medicare for the technical component ("TC") of pathology services furnished to Medicare beneficiaries who are hospital inpatients. Independent labs would still be able to bill and be paid for the TC of pathology services provided to beneficiaries who are in non-hospital settings, but for the TC of services provided to a hospital inpatient, the independent lab would have to make arrangements with the hospital in order to receive payment. Also beginning on January 1, 2001, under new regulations for hospital outpatient reimbursement, independent labs would be limited to billing the hospital for the TC of any pathology services furnished to hospital outpatients. In other words, under the regulation, independent laboratories that perform the technical component of pathology services for hospital outpatient services would no longer be allowed to bill Medicare for these services and must, instead, bill the hospital. However, BIPA included a "grandfathering" provision allowing independent labs to continue to bill and be paid for the TC of services provided to both hospital inpatients and outpatients for an additional two years, until January 2003. Since Dianon does only minimal testing for hospital inpatients and outpatients, these changes are not expected to have a material financial impact on Dianon.

The BBA contained measures to establish market-oriented purchasing for Medicare, including prospective payment systems ("PPS") for hospital outpatient services, home health care, and nursing home care. All of these systems have now been implemented. Since Dianon does only minimal clinical laboratory testing for hospital outpatient, home health care and nursing facility patients, these changes are not expected to have a material financial impact on Dianon.

Dianon's Form 10-K and 10-K/A for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission, contains additional information regarding the complex area of reimbursement.

   o  COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics and depreciation expense, increased to $22.3 million in the First Quarter-2002 from $15.0 million in the First Quarter-2001. As a percentage of revenues, cost of sales improved to 50% in the First Quarter-2002 from 56% in the First Quarter-2001, as a result of strong sales, cost control initiatives and the effective use of operating leverage.

   o  GROSS PROFIT

Gross profit totaled $22.3 million in the First Quarter-2002 versus $11.8 million in the First Quarter-2001, reflecting a gross profit margin of 50% and 44%, respectively. The increase in gross profits is a result of increased revenues, cost control initiatives and favorable product line mix.

   o  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $12.7 million in the First Quarter-2002 from $7.9 million in the First Quarter-2001. This increase is primarily the result of the acquisition of UroCor as well as insurance premiums and commission expense associated with increased revenues. While absolute expenses increased, they remained constant, as a percentage of sales, at 29% for both the First Quarter-2002 and the First Quarter-2001.

   o  AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased to $467,000 in the First Quarter-2002 from $255,000 in the First Quarter-2001. These increases are primarily a result of the amortization of the customer list acquired in the UroCor acquisition and the amortization of the marketing rights from MDdatacor. The amortization expense for the First Quarter-2002 is net of the effect of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which resulted in a decrease of amortization expense of approximately $47,000 for the First-Quarter-2002.

   o  RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $441,000 in the First Quarter-2002 from $352,000 in the First Quarter-2001. This increase is primarily the result of the acquisition of UroCor and the continued development of CarePath(TM), a proprietary disease management system designed for patients, physicians and managed care organizations.

   o  INCOME FROM OPERATIONS

Income from operations increased to $8.7 million in the First Quarter-2002 from $3.3 million in the First Quarter-2001. This increase is primarily due to increased sales and cost control initiatives.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $10.1 million in the First Quarter-2002 from $4.4 million in the First Quarter-2001. As a percentage of sales, EBITDA increased to 22.7% in the First Quarter-2002 from 16.4% in the First Quarter-2001.

EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Dianon had no such items for the three months ended March 31, 2002 and 2001, respectively. Management considers EBITDA to be one measure of the cash flows from operations of Dianon before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of Dianon. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of Dianon. Dianon's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

EBITDA for the first quarters ended 2002 and 2001 are as follows:

                                         First Quarter
                                         -------------
                                        2002        2001
                                        ----        ----
         EBITDA                      $10,117,997  $4,391,067
         EBITDA as a percentage  of      22.7%      16.4%
         sales

   o  INTEREST INCOME, NET

Net interest income increased to $193,000 in the First Quarter-2002 from $114,000 in the First Quarter-2001, due to the reduction of debt and the corresponding reduction in interest expense, as well as higher cash balances earning interest income.

   o  PROVISION FOR INCOME TAXES

The provision for income taxes reflects a 40.5% effective tax rate for the three months ended 2002 and 2001, totaling $3.6 million in the First Quarter-2002 and $1.4 million in the First Quarter-2001.

   o  NET INCOME

Net income increased 158% to $5.3 million in the First Quarter-2002 from $2.0 million in the First Quarter-2001. Basic earnings per share increased to $0.44 per share in the First Quarter-2002 from $0.28 per share in the First Quarter-2001, while diluted earnings per share increased to $0.41 per share in the First Quarter-2002 from $0.26 per share in the First Quarter-2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, Dianon had total cash and cash equivalents of $49.5 million, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months. Working capital was $82.8 million and $68.8 million as of March 31, 2002 and December 31, 2001, respectively, and the current ratios (current assets divided by current liabilities) were 5.9:1 and 4.2:1, respectively.

Accounts receivable totaled $32.3 million as of March 31, 2002 representing approximately 65 days of sales outstanding, compared to $29.9 million or 63 days as of December 31, 2001. This increase is due to the UroCor acquisition.

Capital expenditures for the First Quarter-2002 totaled approximately $1.1 million. Expenditures were primarily related to building expansion and information system enhancements.

Effective February 17, 1998, Dianon entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including financial and negative covenants. In December 2000, the loan was extended to August 2003, and certain covenants were modified. As of March 31, 2002, no debt was outstanding on the line of credit and the Company was compliant with all covenants.

Dianon's Board of Directors previously authorized the repurchase of approximately 1.7 million shares of Dianon's Common Stock on the open market or in private transactions. Total expenditures for share repurchases are limited to $12.0 million. As of March 31, 2002, Dianon had repurchased approximately 336,000 shares of Dianon's Common Stock for approximately $2.8 million.

Dianon believes that cash flows from operations and available cash and cash equivalents are adequate to fund Dianon's operations for the foreseeable future.

RISK FACTORS; FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis contains forward-looking statements regarding Dianon's future plans, objectives, and expected performance. These statements are based on assumptions that Dianon believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause Dianon's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by Dianon to beneficiaries of the Medicare and Medicaid programs; the possibility of being deemed to be not in compliance with Federal or state regulatory requirements; the uncertainties relating to the ability of Dianon to convince physicians and/or managed care organizations to use Dianon as a provider of anatomic pathology testing services; the ability of Dianon to maintain superior quality relative to its competitors; the ability of Dianon to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of national anatomic laboratories, together with the competitive pressures from small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of healthcare delivery.

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


      (b) Reports:

      No Form 8-K Current Report was filed with the Securities and Exchange Commission during the first quarter of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    DIANON Systems, Inc.


                                                    /s/ KEVIN C. JOHNSON
                                                    --------------------
                                    April 30, 2002

                                                    By: Kevin C. Johnson
                                                        Chairman of the Board,
                                                        President and Chief
                                                        Executive Officer
                                                       (Principal Executive
                                                         Officer)


                                                    /s/ DAVID R. SCHREIBER
                                                    ----------------------
                                    April 30, 2002

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