Form 10-Q
period 2002-06-30
DIANON SYSTEMS INC
filed 2002-08-13
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

                                                                 Yes [X]  No [_]

The number of shares of registrant's Common Stock, $.01 par value, outstanding on July 24, 2002 was 12,338,059 shares.

                              DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX

Part I FINANCIAL INFORMATION                                            PAGE NO.
                                                                        --------

Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of June 30, 2002
        and December 31, 2001.                                             3

        Consolidated Statements of Operations for the three month
        and six month periods ended June 30, 2002 and 2001.                4

        Consolidated Statements of Stockholders' Equity for the
        six months ended June 30, 2002 and 2001.                           5

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 2002 and 2001.                           6

        Notes to Consolidated Financial Statements.                        7-10

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      11-17

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK                                                  18

Part II  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                   19

Signatures                                                                 20

                              DIANON SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30,       DECEMBER 31,
                                                      2002             2001
                                                 -------------    -------------
                      ASSETS                      (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                      $  20,614,850    $  41,229,353
  Available-for-sale securities                     43,726,339        1,071,778
  Accounts receivable, net of allowances            34,281,347       29,863,129
  Prepaid expenses and other current assets          3,291,334        3,767,086
  Prepaid / refundable income taxes                  6,568,938        5,753,944
  Inventory                                          2,283,044        1,932,713
  Deferred income taxes                              6,203,010        6,560,564
                                                 -------------    -------------
    Total current assets                           116,968,862       90,178,567
                                                 -------------    -------------
PROPERTY AND EQUIPMENT, at cost
  Laboratory and office equipment                   21,380,858       19,539,228
  Leasehold improvements                             9,151,842        8,967,113
    Less - accumulated depreciation and
      amortization                                 (19,549,397)     (17,650,512)
                                                 -------------    -------------
                                                    10,983,303       10,855,829
                                                 -------------    -------------
INTANGIBLE ASSETS, net of accumulated
  amortization of $4,554,501 and
  $3,662,150, respectively                         182,965,666      183,167,116
DEFERRED INCOME TAXES                                       --        2,429,417
OTHER ASSETS                                           713,504          787,230
                                                 -------------    -------------
    TOTAL ASSETS                                 $ 311,631,335    $ 287,418,159
                                                 =============    =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   1,838,257    $   1,621,689
  Accrued employee compensation                      5,194,993        6,961,747
  Current portion of capitalized lease
    obligations                                        104,913          300,102
  Other accrued expenses                            12,008,333       12,459,309
                                                 -------------    -------------
    Total current liabilities                       19,146,496       21,342,847
                                                 -------------    -------------
LONG-TERM LIABILITIES:
  Deferred income taxes                              1,168,729               --
  Long-term portion of capitalized lease
    obligations                                        219,039          439,029
                                                 -------------    -------------
    Total Liabilities                               20,534,264       21,781,876
                                                 -------------    -------------
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per
    share, 20,000,000 shares authorized,
    12,340,029 and 11,896,140 shares
    issued and outstanding at June 30,
    2002 and December 31, 2001,
    respectively                                       123,400          118,961
  Additional paid-in capital                       256,313,144      242,987,849
  Retained earnings                                 34,391,280       22,620,561
  Common stock held in treasury, at cost
    - 7,502 and 9,511 shares at June 30,
    2002 and December 31, 2001,
    respectively                                       (71,847)         (91,088)
  Accumulated other comprehensive income               341,094               --
                                                 -------------    -------------
     Total stockholders' equity                    291,097,071      265,636,283
                                                 -------------    -------------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                   $ 311,631,335    $ 287,418,159
                                                 =============    =============

                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                             JUNE 30, 2002 and 2001

                                   (UNAUDITED)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                   2002            2001          2002           2001
                                               ------------    -----------   ------------    -----------
Net revenues                                   $ 49,257,121    $28,762,405   $ 93,880,496    $55,565,012
Cost of sales                                    24,574,729     15,841,271     46,872,878     30,836,069
                                               ------------    -----------   ------------    -----------
     GROSS PROFIT                                24,682,392     12,921,134     47,007,618     24,728,943

Selling, general and administrative expenses     14,184,362      8,363,286     26,912,828     16,233,123
Special credit for bad debts                       (710,957)            --       (710,957)            --
Amortization of intangible assets                   425,412        422,031        892,351        677,399
Research and development expenses                   326,576        315,943        767,216        667,532
                                               ------------    -----------   ------------    -----------
     INCOME FROM OPERATIONS                      10,456,999      3,819,874     19,146,180      7,150,889

Interest income, net                                443,608        158,666        636,541        272,800
                                               ------------    -----------   ------------    -----------
    INCOME BEFORE PROVISION FOR
        INCOME  TAXES                            10,900,607      3,978,540     19,782,721      7,423,689

Provision for income taxes                        4,414,746      1,611,309      8,012,002      3,006,594
                                               ------------    -----------   ------------    -----------
     NET INCOME                                $  6,485,861    $ 2,367,231   $ 11,770,719    $ 4,417,095
                                               ============    ===========   ============    ===========

     EARNINGS PER SHARE
           BASIC                                      $ .53          $ .32          $ .97          $ .60
           DILUTED                                    $ .50          $ .29          $ .91          $ .55

     WEIGHTED AVERAGE SHARES OUTSTANDING
           BASIC                                 12,247,154      7,418,827     12,114,307      7,403,437
           DILUTED                               12,937,998      8,041,804     12,876,107      8,024,641

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                                        Accumulated
                                                                Common Stock          Additional          Other
                                                           ----------------------      Paid-In         Comprehensive
                                               Total         Shares       Amount       Capital            Income
                                           ------------    ----------    --------    ------------      -------------
BALANCE, December 31, 2000                 $ 52,258,738     7,397,323    $ 73,974    $ 35,877,828        $     --
  Net income                                  4,417,095            --          --              --              --
  Unrealized gain on securities                      --            --          --              --              --

  Comprehensive income                               --            --          --              --              --

  Stock options exercised                       318,345        42,815         428         317,917              --
  Tax effect for stock options exercised        469,721            --          --         469,721              --
  Employee stock purchase plan / other           78,046            --          --          59,506              --
  Stock grants                                   19,782           580           6          19,776              --
                                           ------------    ----------    --------    ------------        --------
BALANCE, June 30, 2001                     $ 57,561,727     7,440,718    $ 74,408    $ 36,744,748        $     --
                                           ============    ==========    ========    ============        ========

BALANCE, December 31, 2001                 $265,636,283    11,896,140    $118,961    $242,987,849        $     --
  Net income                                 11,770,719            --          --              --              --
  Unrealized gain on securities                 341,094            --          --              --         341,094

  Comprehensive income                               --            --          --              --              --

  Stock options exercised                     5,671,205       446,955       4,470       5,666,735              --
  Return of stock held in escrow               (113,825)       (3,066)        (31)       (113,794)             --
  Tax effect for stock options exercised      7,693,147            --          --       7,693,147              --
  Employee stock purchase plan / other           98,448            --          --          79,207              --
                                           ------------    ----------    --------    ------------        --------
BALANCE, June 30, 2002                     $291,097,071    12,340,029    $123,400    $256,313,144        $341,094
                                           ============    ==========    ========    ============        ========

                                                             Common Stock
                                                         Acquired for Treasury
                                            Retained     ---------------------    Comprehensive
                                            Earnings     Shares       Amount         Income
                                           -----------   -------     ---------    -------------
BALANCE, December 31, 2000                 $16,427,788   (12,620)    $(120,852)
  Net income                                 4,417,095        --            --    $   4,417,095
  Unrealized gain on securities                     --        --            --               --
                                                                                  -------------
  Comprehensive income                              --        --            --    $   4,417,095
                                                                                  =============
  Stock options exercised                           --        --            --
  Tax effect for stock options exercised            --        --            --
  Employee stock purchase plan / other              --     1,936        18,540
  Stock grants                                      --        --            --
                                           -----------   -------     ---------
BALANCE, June 30, 2001                     $20,844,883   (10,684)    $(102,312)
                                           ===========   =======     =========

BALANCE, December 31, 2001                 $22,620,561    (9,511)    $ (91,088)
  Net income                                11,770,719        --            --    $  11,770,719
  Unrealized gain on securities                     --        --            --          341,094
                                                                                  -------------
  Comprehensive income                              --        --            --    $  12,111,813
                                                                                  =============
  Stock options exercised                           --        --            --
  Return of stock held in escrow                    --        --            --
  Tax effect for stock options exercised            --        --            --
  Employee stock purchase plan / other              --     2,009        19,241
                                           -----------   -------     ---------
BALANCE, June 30, 2002                     $34,391,280    (7,502)    $ (71,847)
                                           ===========   =======     =========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                             JUNE 30,
                                                       2002            2001
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 11,770,719    $  4,417,095
Adjustments to reconcile net income to net
  cash provided by operations -
  Non-cash charges
    Depreciation and amortization                     2,805,801       2,354,476
    Special credit for bad debts                       (710,957)             --
    Tax effect of stock options exercised             7,693,147         469,721
    Deferred tax provision                            3,723,527              --
    Stock compensation expense                               --          19,782
    Bond premium amortization                            72,427              --
    Loss (gain) on disposal of fixed assets              34,592            (600)
Changes in other current assets and
  liabilities
  Accounts receivable                                (3,707,261)        (66,205)
  Prepaid / refundable income taxes                    (814,994)      1,710,857
  Prepaid expenses and other current assets             475,752        (308,360)
  Inventory                                            (350,331)       (159,093)
  Other assets and other                               (124,465)          6,479
  Accounts payable and other accrued
    liabilities                                      (2,001,162)        710,535
                                                   ------------    ------------
      Net cash provided by operating
        activities                                   18,866,795       9,154,687
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (2,084,017)     (1,105,292)
  Purchases of available-for-sale securities        (42,719,094)             --
  Redemption of available-for-sale securities         1,073,564              --
  Investment and acquisition of marketing rights     (1,000,000)             --
  Acquisition of UroCor, Inc.                          (114,725)             --
  Proceeds from the sale of fixed assets                  8,500             600
                                                   ------------    ------------
      Net cash used in investing activities         (44,835,772)     (1,104,692)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of note payable                                 --      (2,500,000)
  Employee stock purchase plan / other                   98,448          78,046
  Exercise of stock options                           5,671,205         318,345
  Net repayments of capitalized lease
    obligations                                        (415,179)         (2,556)
                                                   ------------    ------------
      Net cash provided by (used in)
        financing activities                          5,354,474      (2,106,165)
                                                   ------------    ------------

      Net (decrease) increase in cash and
        cash equivalents                            (20,614,503)      5,943,830

CASH AND CASH EQUIVALENTS, beginning of
  period                                             41,229,353      12,515,424
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, end of period           $ 20,614,850    $ 18,459,254
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period:
    Interest                                       $     11,871    $     54,631
    Income Taxes Paid, Net of Refunds                   185,819       1,018,350

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company - The consolidated financial statements as of and for the three months and six months ended June 30, 2002 and 2001 have been prepared by DIANON Systems, Inc. ("Dianon" or the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Dianon's annual report for the year ended December 31, 2001, previously filed on Form 10-K and 10-K/A with the Securities and Exchange Commission (the "Annual Report").

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Dianon's Annual Report for the year ended December 31, 2001. The results of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

      Acquisitions - In the second quarter of 2002, the Company received 3,066 shares of its stock from the escrow account established by the Escrow Agreement dated October 2, 2000 related to the acquisition in October 2000 of John H. Altshuler, M.D., P.C., a pathology practice located in Englewood, Colorado. The Company also accelerated the amortization of the customer list by approximately $205,000, in the second quarter of 2002, to reflect the remaining useful life.

      In the second quarter of 2002, relating to the acquisition in November 2001 of UroCor, Inc. ("UroCor"), an anatomic pathology laboratory located in Oklahoma City, Oklahoma, the Company reversed approximately $711,000 of allowance for bad debts, as this was the portion of the $5.5 million special bad debt provision that the Company recorded in the fourth quarter of 2001 that was determined to be no longer required.

      Pro forma historical results (unaudited) for the three month and six month periods ended June 30, 2001, adjusted as if UroCor had been acquired on January 1, 2001 approximates $44.6 million and $86.8 million in revenue, respectively, $3.0 million and $9.1 million in net income, respectively, and $0.25 and $0.75 in diluted earnings per share, respectively. The $9.1 million pro forma net income for the six months ended June 30, 2001, stated above, includes a one-time, special credit for bad debts of $4.6 million (or $0.38 diluted earnings per share) recorded by UroCor. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2001, nor are they necessarily indicative of future results.

      In the first quarter of 2002, the Company paid MDdatacor, Inc. ("MDdatacor") $1.0 million for exclusive marketing rights for a medical records search tool for urology and gastroenterology physician practice group customers and a 13.7% interest in MDdatacor. The Company allocated the total investment to the marketing rights ($750,000) and equity ($250,000) based on management's estimates of fair value.

2. Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill amortization was no longer required after December 31, 2001. The Statement requires an annual assessment of goodwill for impairment and more frequent assessments if circumstances indicate a possible impairment. In the second quarter of 2002, the Company completed the initial test for impairment and determined that no goodwill impairment had occurred. The following table provides a reconciliation for the prior year's reported net income to adjusted net income had SFAS No. 142 been applied as of the beginning of fiscal 2001 for the three month and six month periods ended June 30, 2001.

                                        For the three months ended            For the six months ended
                                               June 30, 2001                        June 30, 2001
                                    ----------------------------------   ----------------------------------
                                                    BASIC     DILUTED                    BASIC     DILUTED
                                       Income      --------   --------      Income      --------   --------
                                    available to   Earnings   Earnings   available to   Earnings   Earnings
                                       common        per        per         common        per        per
                                    stockholders    share      share     stockholders    share      share
                                    ------------   --------   --------   ------------   --------   --------
      Reported net income
      attributed to DIANON common
      stock                           $2,367,231     $0.319     $0.294     $4,417,095     $0.597     $0.550

      Add back amortization of
      goodwill, net of income tax        $27,702     $0.004     $0.003        $55,404     $0.007     $0.007

      Adjusted net income
      attributed to DIANON common
      stock                           $2,394,933     $0.323     $0.297     $4,472,499     $0.604     $0.557

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

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." It establishes a single accounting model for the impairment of long-lived assets to be held and used or to be disposed of by sale or abandonment and broadens the definition of discontinued operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of Statement No. 144 did not have a material impact on the Company's financial position.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The

      Company does not believe that the adoption of Statement No. 146 will have a material impact on its financial position.

3. Earnings per share - Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and six month periods ended June 30, for both 2002 and 2001.

                                       Three months ended         Six months ended
                                            June 30,                   June 30,
                                       2002         2001         2002          2001
                                    ----------   ----------   -----------   ----------
      BASIC EARNING PER SHARE:
      Weighted-average number of
      common shares outstanding     12,247,154    7,418,827    12,114,307    7,403,437

      DILUTIVE EFFECT OF:
      Stock options                    690,844      622,977       761,800      621,204
                                    ----------   ----------   -----------   ----------

      DILUTED EARNINGS PER SHARE:
      Weighted-average number of
      common shares outstanding     12,937,998    8,041,804    12,876,107    8,024,641
                                    ==========   ==========   ===========   ==========

      NET INCOME                    $6,485,861   $2,367,231   $11,770,719   $4,417,095
                                    ==========   ==========   ===========   ==========

      BASIC EARNINGS PER SHARE           $0.53        $0.32         $0.97        $0.60
                                    ==========   ==========   ===========   ==========

      DILUTED EARNINGS PER SHARE         $0.50        $0.29         $0.91        $0.55
                                    ==========   ==========   ===========   ==========

      For the six months ended June 30, 2002, outstanding options to purchase 17,500 shares of common stock, at prices ranging from $62.08 to $63.59 per share, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares.

      For the six months ended June 30, 2001, outstanding options to purchase 345,015 shares of common stock, at prices ranging from $35.75 to $40.06 per share, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares.

4. Investment Securities - As of June 30, 2002, the Company had investment securities of $43.7 million. The portfolio consisted primarily of U.S. Government Agency Bullet Securities with maturities of less than three years. The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated Other Comprehensive Income." The Company views its available-for-sales securities as available to support its current operations and to fund the Company's stock repurchase program and accordingly classifies them as current assets on the balance sheet. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Interest on available-for-sale securities is included in interest income.

      The following is a summary of investment securities classified as "available-for-sale" securities as required by SFAS 115 as of June 30, 2002 and December 31, 2001:

                                                 June 30,      December 31,
                                                  2002             2001
                                               -----------     ------------
      Debt investments:
          Cost                                 $43,225,499      $1,071,778
          Gross unrealized gains                   500,840              --
                                               -----------      ----------
      Estimated fair value                     $43,726,339      $1,071,778
                                               ===========      ==========

5. Legal Proceedings - The Company is involved in certain legal matters including professional liability claims which periodically arise in the normal course of business. Management believes that the outcome of these legal matters will not have a material adverse effect on the financial position and results of operations of the Company. Furthermore, management believes the Company maintains adequate insurance coverage or has established adequate reserves for known contingencies.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months and six months ended June 30, 2002 ("Second Quarter-2002" and "Six Months-2002", respectively) to the three months and six months ended June 30, 2001 ("Second Quarter-2001" and "Six Months-2001", respectively).

RESULTS OF OPERATIONS

      o     NET REVENUES

Net revenues increased 71% to $49.3 million in the Second Quarter-2002 from $28.8 million in the Second Quarter-2001, and 69% to $93.9 million in the Six Months-2002 from $55.6 million in the Six Months-2001. This increase reflects the acquisition of UroCor as well as the effects of strong volume gains in pathology and genetics testing and a favorable reimbursement climate for some of the Company's most commonly performed tests. The Oklahoma facility (formerly UroCor) represents approximately $11.9 million in revenues in the Second Quarter-2002 and $23.4 million in revenues in the Six Months-2002.

Anatomic pathology services involve the preparation and pathologic interpretation of tissue from biopsy specimens for the diagnosis of cancer and other significant diseases. Anatomic pathology net revenues increased to $34.3 million in the Second Quarter-2002 from $19.8 million in the Second Quarter-2001, representing a 74% increase, and increased to $65.9 million in the Six Months-2002 from $38.3 million in the Six Months-2001, representing a 72% increase. The revenue growth reflects the UroCor acquisition as well as increased market penetration in the anatomic pathology area.

Genetics services consists primarily of cytogenetics, fluorescent in situ hybridization, and molecular analysis primarily for leukemias, lymphomas, infectious disease and inherited disorders. Genetics net revenues increased to $6.3 million in the Second Quarter-2002 from $4.9 million in the Second Quarter-2001, representing a 27% increase, and increased to $11.7 million in the Six Months-2002 from $9.4 million in the Six Months-2001, representing a 25% increase. The revenue growth reflects increased market penetration.

Clinical chemistry testing consists of tumor markers, cultures, specialized urine testing and routine tests for general health conditions. Clinical chemistry net revenues increased to $8.7 million in the Second Quarter-2002 from $4.1 million in the Second Quarter-2001, representing a 114% increase, and increased to $16.3 million in the Six Months-2002 from $7.9 million in the Six Months-2001, representing a 106% increase. This increase is primarily related to the UroCor acquisition.

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

With respect to Dianon's anatomic pathology services, which are reimbursed under the Medicare physician fee schedule rather than the Medicare laboratory fee schedule, Medicare reimbursement amounts generally declined with the implementation of the resource-based relative value scale ("RBRVS") system, which went into effect in 1992 and was fully phased in by the end of 1996. Under this system, relative value units ("RVUs") are established for the physician work, practice expense and malpractice expense involved with each physician service. Of these three, however, the physician work and practice expense components comprise the vast majority of the value of a service. The RVUs for a service may be changed from time to time, and once the RVUs are finalized each year, they are multiplied by a "conversion factor" in order to calculate the actual payment for a service. The conversion factor is a monetary amount that changes from year to year based on a variety of factors, including changes in health-related and overall economic indicators. Generally, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by Dianon. Due to a five-year review, in 1997 there was an overall decrease in the physician work RVUs established for pathology services. Another five-year review of the work value component was completed in 2001, was published in the Federal Register on June 8, 2001, and went into effect on January 1, 2002. The changes recommended as a result of this more recent review are not expected to have any significant effect on payment for pathology services.

In the final 2002 Medicare physician fee schedule, published in November 2001, CMS estimated that refinements and changes in the RVUs for physician work and practice expense would result in a 3% increase in payments for pathology services in 2002, compared to what would have occurred in 2002 had the rule not been published. This estimate is primarily due to the use of new data to calculate the practice expense component of the RVUs. However, due to budget neutrality requirements and other economic factors, the conversion factor used to calculate the fee schedule payments was reduced approximately 5.4% in 2002, which offset some of the expected increase in payments for pathology services. However, for Dianon's most frequently billed service, the 88305 surgical biopsy, reimbursement from Medicare increased approximately 5.5%.

As a result of Congress' concerns about the significant decrease in the conversion factor in 2002, and anticipating further decreases in future years, legislation has been passed by the House of Representatives that would require a conversion factor increase of 6% over the next three years, and make changes in the way the conversion factor is calculated in future years. It is not yet known whether this, or similar, legislation will be passed by the Senate and signed into law, or what the final form of such law would be.

On June 28, 2002, the proposed 2003 Medicare physician fee schedule was published. The proposed changes, if finalized, could result in significant decreases in Medicare reimbursement for some of the pathology services most frequently billed by Dianon. These decreases would be the result of both a decrease in the conversion factor, based on the current methodology for updating it, and on proposed changes in the data and methodology used to calculate the RVUs for certain pathology services. As noted above, the House of Representatives has approved legislation that would require an increase in the conversion factor in each of the next three years, but the Senate has not yet addressed the issue. CMS is accepting comments on the proposed 2003 physician fee schedule, and the final rule will not be published until November 2002. It is not yet known whether the changes proposed by CMS will be implemented, or the final effect such changes, and any changes in the conversion factor, will have on reimbursement for the pathology services provided by Dianon. However, the outcome could have a material adverse effect on the Company's revenues.

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

CMS had announced that effective January 1, 2001, independent labs would no longer be allowed to bill Medicare for the technical component ("TC") of pathology services furnished to Medicare beneficiaries who are hospital inpatients. Independent labs would still be able to bill and be paid for the TC of pathology services provided to beneficiaries who are in non-hospital settings, but for the TC of services provided to a hospital inpatient, the independent lab would have to make arrangements with the hospital in order to receive payment. Also beginning on January 1, 2001, under new regulations for hospital outpatient reimbursement, independent labs would be limited to billing the hospital for the TC of any pathology services furnished to hospital outpatients. In other words, under the regulation, independent laboratories that perform the technical component of pathology services for hospital outpatient services would no longer be allowed to bill Medicare for these services and must, instead, bill the hospital. However, BIPA included a "grand fathering" provision allowing independent labs to continue to bill and be paid for the TC of services provided to both hospital inpatients and outpatients for an additional two years, until January 2003. Since Dianon does only minimal testing for hospital inpatients and outpatients, these changes are not expected to have a material financial impact on Dianon.

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

      o     COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside services, logistics and depreciation expense, increased to $24.6 million in the Second Quarter-2002 from $15.8 million in the Second Quarter-2001, and to $46.9 million for the Six Months-2002 from $30.8 million for the Six Months-2001. As a percentage of revenues, cost of sales improved to 50% in the Second Quarter-2002 from 55% in the Second Quarter-2001, as well as improving to 50% in the Six Months-2002 from 56% in the Six Months-2001. These improvements are a result of cost control initiatives due to the effective management of fixed costs.

      o     GROSS PROFIT

Gross profit totaled $24.7 million in the Second Quarter-2002 versus $12.9 million in the Second Quarter-2001, reflecting a gross profit margin of 50% and 45%, respectively. Gross profit for the Six Months-2002 totaled $47.0 million versus $24.7 million in the prior year, representing margins of 50% and 44%, respectively. The increases in gross profits are a result of increased revenues, cost control initiatives, favorable product line mix and the effective management of fixed costs.

      o     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $14.2 million in the Second Quarter-2002 from $8.4 million in the Second Quarter-2001, and to $26.9 million for the Six Months-2002 from $16.2 million for the Six Months-2001. These increases are primarily the result of the acquisition of UroCor as well as insurance premiums and commission expense associated with increased revenues. While absolute expenses increased, they remained constant, as a percentage of sales, at 29% for both the Second Quarter-2002 and the Second Quarter-2001 and the Six Months-2002 and Six Months-2001.

      o     SPECIAL CREDIT FOR BAD DEBTS

In the second quarter of 2002, in connection with the acquisition of UroCor, the Company reversed approximately $711,000 of allowance for bad debts, as this was the portion of the $5.5 million special bad debt provision that the Company recorded in the fourth quarter of 2001 that was determined to be no longer required.

      o     AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased to $425,000 in the Second Quarter-2002 from $422,000 in the Second Quarter-2001, and to $892,000 in the Six Months-2002 from $677,000 in the Six Months-2001. These increases for both the Second Quarter-2002 and the Six Months-2002 are primarily a result of the amortization of the UroCor customer list, the marketing rights from MDdatacor and the accelerated amortization of the Colorado facility customer list, partially offset by the reversal of amortization in connection with the return of 3,066 shares of the Company's common stock relating to the finalization of the John H. Altshuler, M.D., P.C. acquisition Escrow Agreement dated October 2, 2000 as well as the Response Genetics amortization that was fully amortized as of December 31, 2001 and therefore no longer being amortized in 2002.

      o     RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $327,000 in the Second Quarter-2002 from $316,000 in the Second Quarter-2001, and to $767,000 in the Six Months-2002 from $668,000 in the Six Months-2001. This increase is primarily the result of the acquisition of UroCor and the continued development of CarePath(TM), a proprietary disease management system designed for patients, physicians and managed care organizations. CarePath(TM) services include material for patients to better understand their pathology results, aggregate data on pathology for physician practices and information to assist health plans in managing patients with significant diseases diagnosed by the Company.

      o     INCOME FROM OPERATIONS

Income from operations, before the $711,000 special credit for bad debts, increased to $9.7 million in the Second Quarter-2002 from $3.8 million in the Second Quarter-2001, and to $18.4 million in the Six Months-2002 from $7.2 million in the Six Months-2001. These increases are a result of increased revenues, cost control initiatives and the effective use of operating leverage.

Earnings before interest, taxes, depreciation and amortization ("EBITDA"), before the special credit for bad debts, increased to $11.1 million in the Second Quarter-2002 from $5.1 million in the Second Quarter-2001, and to $21.2 million in the Six Months-2002 from $9.5 million in the Six Months-2001. As a percentage of sales, EBITDA, before the special credit for bad debts, increased to 22.6% in the Second Quarter-2002 from 17.8% in the Second Quarter-2001, and to 22.6% in the Six Months-2002 from 17.1% in the Six Months-2001.

EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA excludes the non-recurring $711,000 special credit for bad debts. This item is excluded from adjusted EBITDA as this item does not impact operating results on a recurring basis. Management considers adjusted EBITDA to be one measure of the cash flows from operations of Dianon before debt service that provides a relevant basis for comparison, and adjusted EBITDA is presented to assist investors in analyzing the performance of Dianon. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of Dianon. Dianon's calculation of adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Adjusted EBITDA for the second quarter and six months ended 2002 and 2001 are as follows:

                                                 Second Quarter             Six Months Ended
                                           -------------------------    -------------------------
                                               2002           2001          2002           2001
                                           -----------    ----------    -----------    ----------
Adjusted EBITDA                            $11,123,028    $5,114,296    $21,241,024    $9,505,365
Adjusted EBITDA as a percentage of sales          22.6%         17.8%          22.6%         17.1%

      o     INTEREST INCOME, NET

Net interest income increased to $444,000 in the Second Quarter-2002 from $159,000 in the Second Quarter-2001, and to $637,000 in the Six Months-2002 from $273,000 in the Six Months-2001, due to investments in available-for-sale securities that are yielding higher interest rates as well as higher cash balances earning interest income.

      o     PROVISION FOR INCOME TAXES

The provision for income taxes reflects a 40.5% effective tax rate for both the three month and six month periods ended 2002 and 2001, totaling $4.4 million in the Second Quarter-2002 and $1.6 million in the Second Quarter-2001 and $8.0 million in the Six Months-2002 and $3.0 million in the Six Months-2001.

      o     NET INCOME

Net income increased 174% to $6.5 million in the Second Quarter-2002 from $2.4 million in the Second Quarter-2001, and 166% to $11.8 million in the Six Months-2002 from $4.4 million in the Six Months-2001. Basic earnings per share increased 66% to $0.53 per share in the Second Quarter-2002 from $0.32 per share in the Second Quarter-2001, and 62% to $0.97 per share in the Six Months-2002 from $0.60 per share in the Six Months-2001, while diluted earnings per share increased 72% to $0.50 per share in the Second Quarter-2002 from $0.29 per share in the Second Quarter-2001, and 66% to $0.91 per share in the Six Months-2002 from $0.55 per share in the Six Months-2001.

On a Pro forma basis before the special credit for bad debts of $711,000 ($423,000 after tax), net income increased 156% to $6.1 million in the Second Quarter-2002 from $2.4 million in the Second Quarter-2001, and 157% to $11.3 million in the Six Months-2002 from $4.4 million in the Six Months-2001. On a Pro forma basis before the special credit for bad debts of $711,000, basic earnings per share increased 56% to $0.50 per share in the Second Quarter-2002 from $0.32 per share in the Second Quarter-2001, and 57% to $0.94 per share in the Six Months-2002 from $0.60 per share in the Six Months-2001, while diluted earnings per share increased 62% to $0.47 per share in the Second Quarter-2002 from $0.29 per share in the Second Quarter-2001, and 60% to $0.88 per share in the Six Months-2002 from $0.55 per share in the Six Months-2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, Dianon had total cash and cash equivalents and investment securities of $64.3 million, comprising of $20.6 million in cash and cash equivalents, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months and $43.7 million in available for sale securities, consisting of high grade, fixed income securities with maturities of less than three years. Working capital was $97.8 million and $68.8 million as of June 30, 2002 and December 31, 2001, respectively, and the current ratios (current assets divided by current liabilities) were 6.1:1 and 4.2:1, respectively.

Accounts receivable totaled $34.3 million as of June 30, 2002 representing approximately 64 days of sales outstanding, compared to $29.9 million or 63 days as of December 31, 2001. This increase is due to the UroCor acquisition.

Capital expenditures for the Second Quarter-2002 and Six Months-2002 totaled approximately $1.0 million and $2.1 million, respectively. Expenditures were primarily related to building expansion and information system enhancements.

Effective February 17, 1998, Dianon entered into a three-year, $15 million line of credit agreement with a bank. The agreement includes various provisions regarding borrowings under the facility, including financial and negative covenants. In December 2000, the loan was extended to August 2003, and certain covenants were modified. As of June 30, 2002, no debt was outstanding on the line of credit and the Company was compliant with all covenants.

In July 2002, Dianon's Board of Directors authorized the repurchase of an additional $20.0 million of Dianon's Common Stock on the open market or in private transactions in addition to the previously approved amount of $12.0 million. As of July 31, 2002, Dianon had cumulatively repurchased approximately 624,000 shares of Dianon's Common Stock for approximately $12.9 million leaving $19.1 million remaining for authorized repurchases from the current and previously approved stock repurchase plans.

In July 2002, Dianon's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of authorized Common Stock from 20,000,000 shares to 55,000,0000 shares. Such additional shares may be issued in connection with capital raising efforts.

Dianon believes that cash flows from operations and available cash and cash equivalents are adequate to fund Dianon's operations for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies and methods used in the preparation of the Company's consolidated financial statements are described in Note 3 to the Company's annual report on Form 10-K for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission. The following is a brief discussion of the Company's more significant accounting policies and methods.

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

Intangible Assets -

Intangible assets are amortized on a straight-line basis over the respective economic life as follows:

                                     Years
                                   ----------
Customer lists                     7 - 15
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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 30, 2002 the Company held its 2002 Annual Meeting of Shareholders at which the following actions were approved: the directors were elected, the 2002 Stock Incentive Plan was approved, the appointment of Ernst & Young LLP as the Company's independent public accountants for the calendar year ended December 31, 2002 was ratified and the amendment to the Company's restated certificate of incorporation was approved. The directors elected were Messrs. Bruce K. Crowther, John P. Davis, E. Timothy Geary, Kevin C. Johnson, David R. Schreiber and Jeffrey L. Sklar. The table below represents the votes cast:

     Director                                        In Favor            Against
     --------                                        --------            -------

Bruce K. Crowther                                   10,241,788           367,693
John P. Davis                                       10,241,788           367,693
E. Timothy Geary                                    10,241,788           367,693
Kevin C. Johnson                                    10,241,788           367,693
David R. Schreiber                                  10,241,788           367,693
Jeffrey L. Sklar                                    10,241,788           367,693

Other actions and the results taken at the Company's 2002 Annual Meeting of Shareholders were as follows:

                                               Votes       Votes                   Unvoted
                  Action                        For       Against    Abstentions   Shares
                  ------                       -----      -------    -----------   -------
Approval of 2002 Stock Incentive Plan        7,714,198   2,843,860   51,423             --

Ratify appointment of Ernst & Young LLP     10,146,131     458,098    5,252             --

Approval of an amendment to the Company's
Restated Certificate of Incorporation        8,699,978   1,900,230    9,273             --

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than three years and are classified as available-for-sale. Investment securities as of June 30, 2002 consisted of debt securities primarily invested in U.S. Government Agency Bullet Securities with maturities of less than three years. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity.

PART II OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

      (a) Exhibits:

11.1 Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

99.1  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports:

      One Form 8-K Current Report was filed with the Securities and Exchange Commission on May 23, 2002 and a corresponding 8-K/A Current Report was filed with the Securities and Exchange Commission on May 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DIANON Systems, Inc.


              August 13, 2002           /s/ KEVIN C. JOHNSON
                                        ----------------------------------------

                                        By: Kevin C. Johnson Chairman of the
                                            Board, President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)


              August 13, 2002           /s/ DAVID R. SCHREIBER
                                        ----------------------------------------

                                        By: David R. Schreiber Senior Vice
                                            President, Finance and Chief
                                            Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)