Form 10-Q
period 2002-09-30
DIANON SYSTEMS INC
filed 2002-11-08
CIK 779282

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                               Yes [X]     No [ ]

The number of shares of registrant's Common Stock, $.01 par value, outstanding on October 24, 2002 was 12,058,646 shares.

                              DIANON SYSTEMS, INC.
                                AND SUBSIDIARIES

                                      INDEX

Part I FINANCIAL INFORMATION                                            PAGE NO.
----------------------------                                            --------

Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of September 30, 2002
            and December 31, 2001.                                         3

            Consolidated Statements of Operations for the three month
            and nine month periods ended September 30, 2002 and 2001.      4

            Consolidated Statements of Stockholders' Equity for the

            nine months ended September 30, 2002 and 2001.                 5

            Consolidated Statements of Cash Flows for the

            nine months ended September 30, 2002 and 2001.                 6

            Notes to Consolidated Financial Statements.                    7-10

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  11-17

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                              18

Item 4.     CONTROLS AND PROCEDURES                                        18

Part II OTHER INFORMATION
-------------------------

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                               19

Signatures                                                                 20

Part 1. Financial Information
Item 1. Financial Statement

                              DIANON SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    2002                2001
                                                                                -------------      -------------
                   ASSETS                                                        (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                                 $   8,884,226      $  41,229,353
      Available-for-sale securities                                                51,167,259          1,071,778
      Accounts receivable, net of allowances                                       38,088,090         29,863,129
      Prepaid expenses and other current assets                                     3,105,272          3,767,086
      Prepaid / refundable income taxes                                             2,829,469          5,753,944
      Inventory                                                                     2,189,042          1,932,713
      Deferred income taxes                                                         5,896,064          6,560,564
                                                                                -------------      -------------
        Total current assets                                                      112,159,422         90,178,567
                                                                                -------------      -------------
PROPERTY AND EQUIPMENT, at cost
      Laboratory and office equipment                                              21,655,622         19,539,228
      Leasehold improvements                                                        9,394,342          8,967,113
         Less - accumulated depreciation and amortization                         (20,494,175)       (17,650,512)
                                                                                -------------      -------------
                                                                                   10,555,789         10,855,829
                                                                                -------------      -------------
INTANGIBLE ASSETS, net of accumulated amortization of
        $5,194,879 and $3,662,150, respectively                                   182,581,174        183,167,116
DEFERRED INCOME TAXES                                                                      --          2,429,417
OTHER ASSETS                                                                          790,694            787,230
                                                                                -------------      -------------
        TOTAL ASSETS                                                            $ 306,087,079      $ 287,418,159
                                                                                =============      =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                          $   1,926,461      $   1,621,689
      Accrued employee compensation                                                 4,934,657          6,961,747
      Current portion of capitalized lease obligations                                217,562            300,102
      Other accrued expenses                                                       15,447,292         12,459,309
                                                                                -------------      -------------
        Total current liabilities                                                  22,525,972         21,342,847
                                                                                -------------      -------------
LONG-TERM LIABILITIES:
      Deferred income taxes                                                         1,168,729                 --
      Long-term portion of capitalized lease obligations                               36,903            439,029
                                                                                -------------      -------------
        Total Liabilities                                                          23,731,604         21,781,876
                                                                                -------------      -------------
STOCKHOLDERS' EQUITY:
      Common stock, par value $.01 per share, 55,000,000 shares authorized,
         12,352,012 and 11,896,140 shares issued and outstanding
         at September 30, 2002 and December 31, 2001, respectively                    123,520            118,961
      Additional paid-in capital                                                  256,539,509        242,987,849
      Retained earnings                                                            35,064,597         22,620,561
      Common stock held in treasury, at cost - 294,289 and 9,511
         shares at September 30, 2002 and December 31, 2001, respectively         (10,164,191)           (91,088)
      Accumulated other comprehensive income                                          792,040                 --
                                                                                -------------      -------------
         Total stockholders' equity                                               282,355,475        265,636,283
                                                                                -------------      -------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 306,087,079      $ 287,418,159
                                                                                =============      =============

                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 and 2001

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                     2002              2001              2002               2001
                                                 -------------     -------------     -------------      -------------

Net revenues                                     $  47,084,753     $  28,940,906     $ 140,965,249      $  84,505,918

Cost of sales                                       23,374,450        16,095,217        70,247,328         46,931,286
                                                 -------------     -------------     -------------      -------------

     GROSS PROFIT                                   23,710,303        12,845,689        70,717,921         37,574,632

Selling, general and administrative expenses        13,472,065         8,526,412        40,384,893         24,759,535

Special charge                                       5,450,000                --         5,450,000                 --

Special credit for bad debts                                --                --          (710,957)                --

Amortization of intangible assets                      640,378           338,701         1,532,729          1,016,100

Research and development expenses                      270,523           286,899         1,037,739            954,431
                                                 -------------     -------------     -------------      -------------

     INCOME FROM OPERATIONS                          3,877,337         3,693,677        23,023,517         10,844,566

Interest income, net                                   521,515           184,352         1,158,056            457,152
                                                 -------------     -------------     -------------      -------------

    INCOME BEFORE PROVISION FOR
        INCOME TAXES                                 4,398,852         3,878,029        24,181,573         11,301,718

Provision for income taxes                           3,725,535         1,570,602        11,737,537          4,577,196
                                                 -------------     -------------     -------------      -------------

     NET INCOME                                  $     673,317     $   2,307,427     $  12,444,036      $   6,724,522
                                                 =============     =============     =============      =============

     EARNINGS PER SHARE
           BASIC                                 $         .06     $         .31     $        1.03      $         .91
           DILUTED                               $         .05     $         .28     $         .98      $         .83

     WEIGHTED AVERAGE SHARES OUTSTANDING
           BASIC                                    12,120,732         7,437,078        12,117,361          7,414,584
           DILUTED                                  12,488,387         8,150,277        12,747,779          8,059,785

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                                 Accumulated
                                                                        Common Stock              Additional          Other
                                                               ------------------------------       Paid-In       Comprehensive
                                                  Total           Shares            Amount          Capital           Income
                                              -------------    -------------    -------------    -------------    -------------
BALANCE, December 31, 2000                    $  52,258,738        7,397,323    $      73,974    $  35,877,828    $          --
     Net income                                   6,724,522               --               --               --               --
     Unrealized gain on securities                       --               --               --               --               --

     Comprehensive income                                --               --               --               --               --

     Stock options exercised                        439,565           58,235              582          438,983               --
     Tax effect for stock options exercised         670,921               --               --          670,921               --
     Employee stock purchase plan /  other           99,746               --               --           75,795               --
     Stock grants                                    31,662              850                8           31,654               --
                                              -------------    -------------    -------------    -------------    -------------
BALANCE, September 30, 2001                   $  60,225,154        7,456,408    $      74,564    $  37,095,181    $          --
                                              =============    =============    =============    =============    =============

BALANCE, December 31, 2001                    $ 265,636,283       11,896,140    $     118,961    $ 242,987,849    $          --
     Net income                                  12,444,036               --               --               --               --
     Unrealized gain on securities                  792,040               --               --               --          792,040

     Comprehensive income                                --               --               --               --               --

     Stock options exercised                      5,845,522          458,938            4,590        5,840,932               --
     Tax effect for stock options                 7,693,147               --               --        7,693,147               --
     exercised
     Return of common stock held in escrow         (113,825)          (3,066)             (31)        (113,794)              --
     Employee stock purchase plan / other           164,561               --               --          131,375               --
     Common stock acquired for treasury         (10,106,289)              --               --               --               --
                                              -------------    -------------    -------------    -------------    -------------
BALANCE, September 30, 2002                   $ 282,355,475       12,352,012    $     123,520    $ 256,539,509    $     792,040
                                              =============    =============    =============    =============    =============

                                                                     Common Stock
                                                                 Acquired for Treasury
                                                 Retained     ------------------------------    Comprehensive
                                                 Earnings         Shares           Amount           Income
                                              -------------   -------------    -------------    -------------
BALANCE, December 31, 2000                    $  16,427,788         (12,620)   $    (120,852)
     Net income                                   6,724,522              --               --    $   6,724,522
     Unrealized gain on securities                       --              --               --               --
                                                                                                -------------
     Comprehensive income                                --              --               --    $   6,724,522
                                                                                                =============
     Stock options exercised                             --              --               --
     Tax effect for stock options exercised              --              --               --
     Employee stock purchase plan /  other               --           2,501           23,951
     Stock grants                                        --              --               --
                                              -------------   -------------    -------------
BALANCE, September 30, 2001                   $  23,152,310         (10,119)   $     (96,901)
                                              =============   =============    =============

BALANCE, December 31, 2001                    $  22,620,561          (9,511)   $     (91,088)
     Net income                                  12,444,036              --               --    $  12,444,036
     Unrealized gain on securities                       --              --               --          792,040
                                                                                                -------------
     Comprehensive income                                --              --               --    $  13,236,076
                                                                                                =============
     Stock options exercised                             --              --               --
     Tax effect for stock options                        --              --               --
     exercised
     Return of common stock held in escrow               --              --               --
     Employee stock purchase plan / other                --           3,465           33,186
     Common stock acquired for treasury                  --        (288,243)     (10,106,289)
                                              -------------   -------------    -------------
BALANCE, September 30, 2002                   $  35,064,597        (294,289)   $ (10,164,191)
                                              =============   =============    =============

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30,
                                                                              2002              2001
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $ 12,444,036      $  6,724,522
Adjustments to reconcile net income to net
    cash provided by operations -
     Non-cash charges

         Depreciation and amortization                                       4,396,871         3,354,747
         Provision for bad debts                                                89,043                --
         Tax effect of stock options exercised                               7,693,147           670,921
         Deferred tax provision                                              3,723,527                --
         Stock compensation expense                                                 --            31,662
         Bond premium amortization                                             155,249                --
         Loss (gain) on disposal of fixed assets                                28,688           (24,077)
Changes in other current assets and liabilities
     Accounts receivable                                                    (8,314,004)          434,668
     Prepaid / refundable income taxes                                       2,924,475         2,245,894
     Prepaid expenses and other current assets                                 661,814          (470,697)
     Inventory                                                                (256,329)          (18,298)
     Other assets and other                                                    (76,655)         (159,704)
     Accounts payable and other accrued liabilities                          1,265,665         1,405,195
                                                                          ------------      ------------
                   Net cash provided by operating activities                24,735,527        14,194,833
                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                   (2,645,640)       (1,575,284)
     Purchases of available-for-sale securities                            (50,192,527)               --
     Redemption of available-for-sale securities                             1,781,147                --
     Investment and acquisition of marketing rights                         (1,500,000)               --
     Acquisition of UroCor, Inc., net                                            4,389                --
     Proceeds from the sale of fixed assets                                     52,849            53,758
                                                                          ------------      ------------
                   Net cash used in investing activities                   (52,499,782)       (1,521,526)
                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of note payable                                                     --        (2,500,000)
     Purchase of common stock acquired for treasury                        (10,106,289)               --
     Employee stock purchase plan / other                                      164,561            99,746
     Exercise of stock options                                               5,845,522           439,565
     Repayments of capitalized lease obligations                              (484,666)          (47,238)
                                                                          ------------      ------------
                 Net cash used in financing activities                      (4,580,872)       (2,007,927)
                                                                          ------------      ------------


                 Net (decrease) increase in cash and cash equivalents      (32,345,127)       10,665,380

CASH AND CASH EQUIVALENTS, beginning of period                              41,229,353        12,515,424
                                                                          ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                  $  8,884,226      $ 23,180,804
                                                                          ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
         Interest                                                         $     17,132      $     62,758
         Income taxes paid, net of refunds                                     170,192         2,160,696

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                              DIANON SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company - The consolidated financial statements as of and for the three months and nine months ended September 30, 2002 and 2001 have been prepared by DIANON Systems, Inc. ("Dianon" or the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods as described in Dianon's annual report for the year ended December 31, 2001, previously filed on Form 10-K and 10-K/A with the Securities and Exchange Commission (the "Annual Report").

         Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Dianon's Annual Report for the year ended December 31, 2001. The results of operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

         Acquisitions - In the second quarter of 2002, 3,066 shares of the Company's common stock were distributed to the Company from the escrow account established in connection with the Company's acquisition in October 2000 of John H. Altshuler, M.D., P.C., a pathology practice located in Englewood, Colorado. In the second quarter of 2002 the Company also accelerated the amortization of the customer list related to the Altshuler acquisition by approximately $205,000 to reflect the remaining useful life.

         In the second quarter of 2002, the Company reversed approximately $711,000 of allowance for bad debts. This was the portion of the $5.5 million special bad debt provision that the Company recorded in the fourth quarter of 2001 relating to the acquisition in November 2001 of UroCor, Inc. ("UroCor") that was determined to be no longer required.

         Pro forma historical results (unaudited) for the three month and nine month periods ended September 30, 2001, adjusted as if UroCor had been acquired on January 1, 2001, approximates $43.1 million and $129.9 million in revenue, respectively, $2.9 million and $11.9 million in net income, respectively, and $0.24 and $0.98 in diluted earnings per share, respectively. The $11.9 million pro forma net income for the nine months ended September 30, 2001, stated above, includes a one-time, special credit for bad debts of $4.6 million (or $0.38 diluted earnings per share) recorded by UroCor. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2001, nor are they necessarily indicative of future results.

         In the first quarter of 2002, the Company paid MDdatacor, Inc. ("MDdatacor") $1.0 million for the exclusive marketing rights for a medical records search tool for urology and gastroenterology physician practice group customers. The Company also acquired a 13.7% interest in MDdatacor. The Company allocated the total investment in MDdatacor to the marketing rights ($750,000) and equity ($250,000) based on management's estimates of fair value. In the third quarter of 2002, the Company contributed an additional $500,000 to MDdatacor, increasing the Company's investment in MDdatacor to 16.6% as of September 30, 2002. The Company allocated the additional investment to the marketing rights ($375,000) and equity ($125,000) based on management's estimates of fair value.

2. Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. SFAS No. 142 revises the accounting for goodwill to eliminate amortization of goodwill after December 31, 2001. The statement requires an annual assessment of goodwill for impairment and more frequent assessments if circumstances indicate a possible impairment. In the second quarter of 2002, the Company completed the initial test for impairment and determined that no goodwill impairment had occurred. The following table provides a reconciliation for the prior year's reported net income to adjusted net income had SFAS No. 142 been applied as of the beginning of fiscal 2001 for the three month and nine month periods ended September 30, 2001.

                                               For the three months ended                For the nine months ended
                                                   September 30, 2001                       September 30, 2001
                                         --------------------------------------     -----------------------------------
                                            Income        Basic       Diluted          Income        Basic     Diluted
                                         available to    Earnings    Earnings       available to   Earnings   Earnings
                                            common         per          per            common         per        per
                                         stockholders      share       share        stockholders     share      share
                                         -------------  ----------  -----------     -------------  ---------  ---------
         Reported net income
         attributed to DIANON common
         stock                           $   2,307,427  $     0.31  $      0.28     $   6,724,522  $    0.91  $    0.83

         Add back amortization of
         goodwill, net of income tax            27,702        0.00         0.00            83,106       0.01       0.01
                                         -------------  ----------  -----------     -------------  ---------  ---------

         Adjusted net income
         attributed to DIANON common
         stock                           $   2,335,129  $     0.31  $      0.28     $   6,807,628  $    0.92  $    0.84
                                         =============  ==========  ===========     =============  =========  =========

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective in 2003. It requires the recording of an asset equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. The Company does not believe that the adoption of SFAS No. 143 will have a material impact on its financial position or results of operations.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." It establishes a single accounting model for the impairment of long-lived assets to be held and used or to be disposed of by sale or abandonment and broadens the definition of discontinued operations. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the entity committed to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

3. Earnings per share - Basic earnings per share have been computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share have been computed based on the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares outstanding include the common equivalent shares calculated for warrants and stock options under the treasury stock method. Below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and nine month periods ended September 30, 2002 and 2001.

                                             Three months ended                Nine months ended
                                               September 30,                     September 30,
                                            2002          2001                2002           2001
                                        -----------------------------    -------------------------------
       BASIC EARNING PER SHARE:
       Weighted-average number of
       common shares outstanding          12,120,732       7,437,078         12,117,361       7,414,584

       DILUTIVE EFFECT OF:

       Stock options                         367,655         713,199            630,418         645,201
                                        -----------------------------    -------------------------------

       DILUTED EARNINGS PER SHARE:
       Weighted-average number of
       common shares outstanding          12,488,387       8,150,277         12,747,779       8,059,785
                                        =============================    ===============================

       NET INCOME                           $673,317      $2,307,427        $12,444,036      $6,724,522
                                        =============================    ===============================

       BASIC EARNINGS PER SHARE                $0.06           $0.31              $1.03           $0.91
                                        =============================    ===============================

       DILUTED EARNINGS PER SHARE              $0.05           $0.28              $0.98           $0.83
                                        =============================    ===============================

    For the three and nine months ended September 30, 2002, outstanding options to purchase 563,447 and 18,250, respectively, shares of common stock, at prices ranging from $39.80 to $63.59 and $56.70 to $63.59, respectively, per share, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares.

    For the nine months ended September 30, 2001, outstanding options to purchase 18,912 shares of common stock, at prices ranging from $40.06 to $45.50 per share, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common shares. There were no options outstanding that were not included in the computation of diluted earnings per share for the three months ended September 30, 2001.

4. Investment Securities - As of September 30, 2002, the Company had investment securities of $51.2 million. The portfolio consisted primarily of U.S. Government agency securities with maturities of less than three years. The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated Other Comprehensive Income." The Company views its available-for-sales securities as available to support its current operations and to fund the Company's stock repurchase program and, accordingly, classifies them as current assets on the balance sheet. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income, net. The cost of securities sold is based on the specific identification method. Interest on available-for-sale securities is included in interest income.

         The following is a summary of investment securities classified as "available-for-sale" securities as required by SFAS 115 as of September 30, 2002 and December 31, 2001:

                                               September 30,    December 31,
                                                   2002            2001
                                                -----------     -----------
                 Debt investments:

                     Cost                       $49,991,349     $ 1,071,778
                     Gross unrealized gains       1,175,910              --
                                                -----------     -----------
                 Estimated fair value           $51,167,259     $ 1,071,778
                                                ===========     ===========


5. Legal Proceedings - The Company received a subpoena dated November 16, 2000, issued by the United States Attorney's Office for Connecticut, requesting the production of a variety of documents, with a particular focus on documents relating to billing for tumor biomarkers, DNA testing and screening tests. In the third quarter of 2002, the Company recorded a special charge of $5.5 million to cover the anticipated payment to be made to the government relating to the Department of Justice ("D.O.J.") investigation discussed above. This amount includes related legal costs. Although a final settlement has not yet been reached, the Company, believes, based on recent discussions with outside legal counsel and the government, the payment is probable and reasonably estimable.

         As part of the acquisitionof UroCor in November 2001, the Company assumed responsibility and liability for certain pre-acquisition contingencies including expenses relating to the previously announced UroCor D.O.J. investigation, compliance with the UroCor corporate integrity agreement and potential indemnification of legal and other fees and costs for former directors, officers and employees of UroCor in connection with any criminal investigation related to the UroCor D.O.J. settlement. In connection with the preliminary Urocor purchase price allocation in 2001, the Company estimated the probable indemnification expenses to be $1.0 million, but there is no assurance that this amount will not increase significantly.

         The Company is involved in certain other legal matters, including professional liability claims, which periodically arise in the normal course of business. Management believes that the outcome of these legal matters will not have a material adverse effect on the financial position and results of operations of the Company. Furthermore, management believes the Company maintains adequate insurance coverage or has established adequate reserves for known contingencies.

6. Income Taxes - During the third quarter of 2002, the Company's effective tax rate increased from 40.5% to 85%. The increase is because the Company did not record an income tax benefit related to a portion of the $5.5 million special charge discussed in Note 5, as the Company cannot presently determine whether the amounts to be paid to the government will be deductible for income tax purposes.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

The descriptive analysis contained herein compares the financial results of the three months and nine months ended September 30, 2002 ("Third Quarter-2002" and "Nine Months-2002", respectively) to the three months and nine months ended September 30, 2001 ("Third Quarter-2001" and "Nine Months-2001", respectively).

RESULTS OF OPERATIONS
---------------------

     o   NET REVENUES

Net revenues increased 63% to $47.1 million in the Third Quarter-2002 from $28.9 million in the Third Quarter-2001, and 67% to $141.0 million in the Nine Months-2002 from $84.5 million in the Nine Months-2001. This increase reflects the acquisition of UroCor as well as the effects of strong volume gains in pathology and genetics testing and a favorable reimbursement climate for some of the Company's most commonly performed tests. Our Oklahoma facility (formerly UroCor) generated approximately $10.9 million in revenues in the Third Quarter-2002 and $34.2 million in revenues in the Nine Months-2002.

Anatomic pathology services involve the preparation and pathologic interpretation of tissue from biopsy specimens for the diagnosis of cancer and other significant diseases. Anatomic pathology net revenues increased to $32.2 million in the Third Quarter-2002 from $20.0 million in the Third Quarter-2001, representing a 61% increase, and increased to $98.1 million in the Nine Months-2002 from $58.3 million in the Nine Months-2001, representing a 68% increase. The revenue growth reflects the UroCor acquisition, as well as increased market penetration in the anatomic pathology area.

Genetics services consists primarily of cytogenetics, fluorescent in situ hybridization, and molecular analysis primarily for leukemias, lymphomas, infectious disease and inherited disorders. Genetics net revenues increased to $6.3 million in the Third Quarter-2002 from $4.9 million in the Third Quarter-2001, representing a 28% increase, and increased to $18.0 million in the Nine Months-2002 from $14.3 million in the Nine Months-2001, representing a 26% increase. The revenue growth reflects increased market penetration.

Clinical chemistry testing consists of tumor markers, cultures, specialized urine testing and routine tests for general health conditions. Clinical chemistry net revenues increased to $8.6 million in the Third Quarter-2002 from $4.0 million in the Third Quarter-2001, representing a 113% increase, and increased to $24.8 million in the Nine Months-2002 from $11.9 million in the Nine Months-2001, representing a 108% increase. This increase is primarily related to the UroCor acquisition.

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

The clinical laboratory industry has also recently experienced increases in the payment rate for certain tests, including some of those performed by the Company. Beginning in 1998, Medicare began covering screening pap smears for certain Medicare beneficiaries, and the Balanced Budget Refinement Act of 1999 ("BBRA") required the Secretary of the Department of Health and Human Services to establish a national minimum payment amount equal to $14.60 for diagnostic or screening pap smear laboratory tests furnished on or after January 1, 2000. Previously, the national payment cap for a pap smear was approximately $7.15. The BBRA also encouraged the Centers for Medicare and Medicaid Services ("CMS") (formerly known as the Health Care Financing Administration or "HCFA") to institute an appropriate increase in the payment rate for new cervical cancer screening technologies, such as the technologies used by Dianon, that have been approved by the FDA as significantly more effective than a conventional pap smear. In March 2001, CMS established a national limit of $28 for the new pap smear technologies used by Dianon, which is nearly twice the level of reimbursement for the conventional pap smear. Payments in states in which Dianon has laboratories that furnish the new pap smear tests range from $27.90 to $28.00. The Medicare, Medicaid, and SCHIP ("State Children's Health Insurance Program") Benefits Improvement and Protection Act of 2000 ("BIPA"), signed into law on December 21, 2000, requires that the national limitation amount for new lab tests equal 100% of the national median for such tests (versus the 74% applied to other tests). In addition, BIPA included a provision to change the frequency of covered screening pap smears from at least every three years to at least every two years. The addition of Medicare coverage for more frequent pap smear tests and higher reimbursement for certain types of pap smear tests have provided and are expected to continue to provide additional revenues for Dianon.

With respect to Dianon's anatomic pathology services, which are reimbursed under the Medicare physician fee schedule rather than the Medicare laboratory fee schedule, Medicare reimbursement amounts generally declined with the implementation of the resource-based relative value scale ("RBRVS") system, which went into effect in 1992 and was fully phased in by the end of 1996. Under this system, relative value units ("RVUs") are established for the physician work, practice expense and malpractice expense involved with each physician service. Of these three, however, the physician work and practice expense components comprise the vast majority of the value of a service. The RVUs for a service may be changed from time to time, and once the RVUs are finalized each year, they are multiplied by a "conversion factor" in order to calculate the actual payment for a service. The conversion factor is a monetary amount that changes from year to year based on a variety of factors, including changes in health-related and overall economic indicators. Generally, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by Dianon. Due to a five-year review, in 1997 there was an overall decrease in the physician work RVUs established for pathology services. Another five-year review of the work value component was completed in 2001, published in the Federal Register on June 8, 2001, and went into effect on January 1, 2002. The changes recommended as a result of this more recent review are not expected to have any significant effect on payment for pathology services.

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

As a result of Congress' concerns about the significant decrease in the conversion factor in 2002, and anticipating further decreases in future years, legislation has been passed by the House of Representatives that would require a conversion factor increase of 6% over the next three years, and make changes in the way the conversion factor is calculated in future years. The Senate is also considering similar legislation. It is not yet known whether this, or similar, legislation will be passed by Congress and signed into law before the 2003 fee schedule goes into effect on January 1, 2003.

On June 28, 2002, the proposed 2003 Medicare physician fee schedule was published. The proposed changes, if finalized, could result in significant decreases in Medicare reimbursement for some of the pathology services most frequently billed by Dianon. These decreases would be the result of both a decrease in the conversion factor, based on the current methodology for updating it, and on proposed changes in the data and methodology used to calculate the RVUs for certain pathology services. As noted above, the House of Representatives has approved legislation that would require an increase in the conversion factor in each of the next three years, and similar legislation has been introduced in the Senate. CMS accepted comments on the proposed 2003 physician fee schedule, and the final rule was expected be published at the beginning of November 2002, but was delayed due to incomplete data used to establish the RVUs for certain physician services, according to CMS. Therefore, it is not yet known whether the changes proposed by CMS will be implemented, or what the final effect such changes, and any changes in the conversion factor, will have on reimbursement for the pathology services provided by Dianon. However, the outcome could have a material adverse effect on the Company's revenues.

The BBA also required the Secretary of the Department of Health and Human Services to use a negotiated rulemaking process to adopt uniform coverage, administration and payment policies for lab tests. The final rule was published on November 23, 2001. This rule establishes national coverage policies for many of the most commonly ordered lab tests, thereby replacing local Medicare policies, which sometimes varied, and it establishes other uniform requirements related to submission of claims for lab tests. Although most of the provisions of the rule went into effect only very recently, the Company believes that the new rule will level the playing field and result in more consistent reimbursement among providers of laboratory testing services.

CMS had announced that effective January 1, 2001, independent labs would no longer be allowed to bill Medicare for the technical component ("TC") of pathology services furnished to Medicare beneficiaries who are hospital inpatients. Independent labs would still be able to bill and be paid for the TC of pathology services provided to beneficiaries who are in non-hospital settings, but for the TC of services provided to a hospital inpatient, the independent lab would have to make arrangements with the hospital in order to receive payment. Also beginning on January 1, 2001, under new regulations for hospital outpatient reimbursement, independent labs would be limited to billing the hospital for the TC of any pathology services furnished to hospital outpatients. In other words, under the regulation, independent laboratories that perform the technical component of pathology services for hospital outpatient services would no longer be allowed to bill Medicare for these services and must, instead, bill the hospital. However, BIPA included a "grand fathering" provision allowing independent labs to continue to bill and be paid for the TC of services provided to both hospital inpatients and outpatients for an additional two years, until January 2003. Legislation to further extend this deadline has been introduced in Congress. Since Dianon does only minimal testing for hospital inpatients and outpatients, these changes are not expected to have a material financial impact on Dianon.

The BBA contained measures to establish market-oriented purchasing for Medicare, including prospective payment systems ("PPS") for hospital outpatient services, home health care, and nursing home care. All of these systems have now been implemented. Since Dianon does only minimal clinical laboratory testing for hospital outpatient, home health care and nursing facility patients, these changes have not had a material financial impact on Dianon.

Dianon's Form 10-K and 10-K/A for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission, contain additional information regarding the complex area of reimbursement.

     o   COST OF SALES

Cost of sales, which consists primarily of payroll, laboratory supplies, outside laboratory services, logistics and depreciation expense, increased to $23.4 million in the Third Quarter-2002 from $16.1 million in the Third Quarter-2001, and to $70.2 million for the Nine Months-2002 from $46.9 million for the Nine Months-2001. As a percentage of revenues, cost of sales improved to 50% in the Third Quarter-2002 from 56% in the Third Quarter-2001, as well as improving to 50% in the Nine Months-2002 from 56% in the Nine Months-2001. These improvements are a result of cost control initiatives and to the effective management of semi-variable and fixed costs such as, laboratory technician salaries and instrumentation expenses, respectively.

     o   GROSS PROFIT

Gross profit totaled $23.7 million in the Third Quarter-2002 versus $12.8 million in the Third Quarter-2001, reflecting a gross profit margin of 50% and 44%, respectively. Gross profit for the Nine Months-2002 totaled $70.7 million versus $37.6 million in the prior year, representing margins of 50% and 44%, respectively. The increases in gross profits are a result of increased revenues, cost control initiatives, favorable product line mix and the effective management of semi-variable and fixed costs such as, laboratory technician salaries and instrumentation expenses, respectively.

     o   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $13.5 million in the Third Quarter-2002 from $8.5 million in the Third Quarter-2001, and to $40.4 million for the Nine Months-2002 from $24.8 million for the Nine Months-2001. These increases are primarily the result of the acquisition of UroCor as well as increased insurance premiums and commission expense associated with increased revenues. As a percentage of sales, SG&A expenses decreased to 29% from 30% for the Third Quarter-2002 and the Third Quarter-2001, respectively, and remained constant at 29% for both the Nine Months-2002 and Nine Months-2001.

     o   SPECIAL CREDIT FOR BAD DEBTS

In the second quarter of 2002, the Company reversed approximately $711,000 of allowance for bad debts. This was the portion of the $5.5 million special bad debt provision that the Company recorded in the fourth quarter of 2001 relating to the acquisition in November 2001 of UroCor, Inc. ("UroCor") that was determined to be no longer required.

     o   SPECIAL CHARGE

In the third quarter of 2002, the Company recorded a special charge of $5.5 million to cover the anticipated payment to be made to the government relating to the Department of Justice ("D.O.J.") investigation discussed above. This amount includes related legal costs. Although a final settlement has not yet been reached, the Company, believes, based on recent discussions with outside legal counsel and the government, the payment is probable and reasonably estimable.

     o   AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased to $640,000 in the Third Quarter-2002 from $339,000 in the Third Quarter-2001, and to $1.5 million in the Nine Months-2002 from $1.0 million in the Nine Months-2001. These increases for both the Third Quarter-2002 and the Nine Months-2002 are primarily a result of the amortization of the UroCor customer list, the marketing rights from MDdatacor and the accelerated amortization of the Colorado facility customer list, partially offset by the reversal of amortization in connection with the return of 3,066 shares of the Company's common stock relating to the finalization of the John H. Altshuler, M.D., P.C. acquisition Escrow Agreement dated October 2, 2000 as well as the Response Genetics amortization that was fully amortized as of December 31, 2001 and therefore no longer being amortized in 2002.

     o   RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses slightly decreased to $271,000 in the Third Quarter-2002 from $287,000 in the Third Quarter-2001, and remained constant at $1.0 million for both the Nine Months-2002 and the Nine Months-2001. Research and development expenses consist primarily of CarePath(TM) services, a proprietary disease management system designed for patients, physicians and managed care organizations. CarePath(TM) services include material for patients to better understand their pathology results, aggregate data on pathology for physician practices and information to assist health plans in managing patients with significant diseases diagnosed by the Company.

     o   INCOME FROM OPERATIONS

Income from operations increased to $3.9 million in the Third Quarter-2002 from $3.7 million in the Third Quarter-2001, and to $23.0 million from $10.8 million for the Nine Months-2002 and the Nine Months-2001, respectively. These increases reflect the effects of the Urocor acquisition offset by the $5.5 million special charge relating to the D.O.J. investigation in the third quarter 2002 and include $711,000 special credit for bad debts recorded in the second quarter of 2002.

Income from operations, before the $5.5 million special charge relating to the D.O.J. investigation, increased to $9.3 million in the Third Quarter-2002 from $3.7 million in the Third Quarter-2001. Income from operations for the Nine Months-2002 and the Nine Months-2001, before both the $5.5 million special charge relating to the D.O.J. investigation and the $711,000 special credit for bad debts recorded in the second quarter of 2002, increased to $27.8 million from $10.8 million, respectively. These increases are a result of increased revenues, cost control initiatives and the effective management of semi-variable and fixed costs.

EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA excludes the non-recurring $5.5 million special charge relating to the D.O.J. investigation and the $711,000 special credit for bad debts. These items are excluded from Adjusted EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of Dianon before debt service that provides a relevant basis for comparison, and Adjusted EBITDA is presented to assist investors in analyzing the performance of Dianon. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of Dianon. Dianon's calculations of EBITDA and Adjusted EBITDA may be different from the calculations used by other companies and, therefore, comparability may be limited.

EBITDA and Adjusted EBITDA for the third quarter and nine months ended 2002 and 2001 are as follows:

                                                               Third Quarter                  Nine Months Ended
                                                               -------------                  -----------------
                                                           2002            2001             2002            2001
                                                           ----            ----             ----            ----
       EBITDA                                            $ 5,468,406       $4,693,950     $27,420,387      $14,199,315
       Adjusted EBITDA                                   $10,918,406       $4,693,950     $32,159,430      $14,199,315
       Adjusted EBITDA as a percentage of sales                23.2%            16.2%           22.8%            16.8%

     o   INTEREST INCOME, NET

Net interest income increased to $522,000 in the Third Quarter-2002 from $184,000 in the Third Quarter-2001, and to $1.2 million in the Nine Months-2002 from $457,000 in the Nine Months-2001, due to investments in available-for-sale securities that are yielding higher interest rates as well as higher cash balances earning interest income.

     o   PROVISION FOR INCOME TAXES

The provision for income taxes includes an additional tax provision as all or part of the anticipated payment to the government, related to the D.O.J. investigation, may be deemed non-deductible for tax purposes. The provision, before the additional amounts, reflects a 40.5% effective tax rate for both the three month and nine month periods ended 2002 and 2001, totaling $3.7 million in the Third Quarter-2002 and $1.6 million in the Third Quarter-2001 and $11.7 million in the Nine Months-2002 and $4.6 million in the Nine Months-2001.

     o   NET INCOME

Net income decreased 71% to $673,000 in the Third Quarter-2002 from $2.3 million in the Third Quarter-2001, and increased 85% to $12.4 million in the Nine Months-2002 from $6.7 million in the Nine Months-2001. Basic earnings per share decreased 81% to $0.06 per share in the Third Quarter-2002 from $0.31 per share in the Third Quarter-2001, and increased 13% to $1.03 per share in the Nine Months-2002 from $0.91 per share in the Nine Months-2001, while diluted earnings per share decreased 82% to $0.05 per share in the Third Quarter-2002 from $0.28 per share in the Third Quarter-2001, and increased 18% to $0.98 per share in the Nine Months-2002 from $0.83 per share in the Nine Months-2001.

On a pro forma basis, before the $5.5 million ($5.2 million after tax) special charge relating to the D.O.J. investigation and the $711,000 ($423,000 after tax) special credit for bad debts recorded in the second quarter of 2002, net income increased 154% to $5.9 million in the Third Quarter-2002 from $2.3 million in the Third Quarter-2001, and 156% to $17.2 million in the Nine Months-2002 from $6.7 million in the Nine Months-2001. On a pro forma basis, before the special charge relating to the D.O.J. investigation and the special credit for bad debts, basic earnings per share increased 55% to $0.48 per share in the Third Quarter-2002 from $0.31 per share in the Third Quarter-2001, and 56% to $1.42 per share in the Nine Months-2002 from $0.91 per share in the Nine Months-2001, while diluted earnings per share increased 68% to $0.47 per share in the Third Quarter-2002 from $0.28 per share in the Third Quarter-2001, and 63% to $1.35 per share in the Nine Months-2002 from $0.83 per share in the Nine Months-2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2002, Dianon had total cash and cash equivalents and available-for-sale securities of $60.1 million, comprising of $8.9 million in cash and cash equivalents, substantially all of which was invested in a fund holding U.S. Treasury securities with maturities of less than three months and $51.2 million in available-for-sale securities, consisting of high grade, fixed income securities with maturities of less than three years. Working capital was $89.6 million and $68.8 million as of September 30, 2002 and December 31, 2001, respectively, and the current ratios (current assets divided by current liabilities) were 5.0:1 and 4.2:1, respectively.

Accounts receivable totaled $38.1 million as of September 30, 2002, representing approximately 73 days of sales outstanding, compared to $29.9 million or 63 days as of December 31, 2001. This increase is due to the UroCor acquisition as well as the installation, during the third quarter, of the Company's laboratory information system in the Oklahoma City facility, which required a temporary interruption in claims processing to ensure the quality and integrity of data transferred between the laboratory and billing system.

Capital expenditures for the Third Quarter-2002 and Nine Months-2002 totaled approximately $562,000 and $2.6 million, respectively. Expenditures were primarily related to building expansion, the new Port Washington, NY facility and information system enhancements.

Dianon has a three-year, $15 million line of credit agreement with a bank which expires in August 2003. The agreement includes various provisions regarding borrowings under the facility, including financial and negative covenants. As of September 30, 2002, no debt was outstanding on the line of credit and the Company was compliant with all covenants.

In July 2002, Dianon's Board of Directors authorized the repurchase of an additional $20.0 million of Dianon's Common Stock on the open market or in private transactions, in addition to the previously approved amount of $12.0 million. As of September 30, 2002, Dianon had cumulatively repurchased approximately 624,000 shares of Dianon's Common Stock for approximately $12.9 million leaving $19.1 million remaining for authorized repurchases under the approved stock repurchase plans.

In July 2002, Dianon's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of authorized Common Stock from 20,000,000 shares to 55,000,0000 shares. Such additional shares may be issued in connection with capital raising efforts.

The Company's current medical malpractice insurance coverage expires as of December 1, 2002. The Company expects that the renewal or replacement of its medical malpractice insurance coverage for the next policy year will result in significantly increased premium and deductible levels as a result of current conditions in the insurance market for such coverage.

Dianon believes that cash flows from operations and available cash and cash equivalents are adequate to fund Dianon's operations for the foreseeable future.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

RISK FACTORS; FORWARD-LOOKING STATEMENTS
----------------------------------------

This report contains forward-looking statements regarding Dianon's future plans, objectives, and expected performance. These statements are based on assumptions that Dianon believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause Dianon's actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in reimbursement rates and reimbursement coverage of various tests sold by Dianon to beneficiaries of the Medicare and Medicaid programs; the possibility of being deemed to be not in compliance with Federal or state regulatory requirements; the uncertainties relating to the ability of Dianon to convince physicians and/or managed care organizations to use Dianon as a provider of anatomic pathology testing services; the ability of Dianon to maintain superior quality relative to its competitors; the ability of Dianon to maintain its hospital-based business in light of the competitive pressures and changes occurring in hospital healthcare delivery; the uncertainties relating to states erecting barriers to the performance of national anatomic laboratories, together with the competitive pressures from small specialized laboratories and well established local pathologists; and the uncertainties which would arise if integrated delivery systems closed to outside providers emerged as the dominant form of healthcare delivery.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than three years and are classified as available-for-sale. Investment securities as of September 30, 2002 consisted of debt securities primarily invested in U.S. Government Agency Bullet Securities with maturities of less than three years. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity.

Item 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Chairman of the Board and Chief Executive Officer, Kevin C. Johnson, and the Senior Vice President, Finance and Chief Financial Officer, David R. Schreiber, have concluded that the disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation thereof.

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)     Reports on Form 8-K:


           During the period ending September 30, 2002, the Company filed the following current Reports on Form 8-K:

           (i) Currrent Report on Form 8-K dated July 19, 2002, pertaining to a proposed amendment to the Company's 2002 Stock Incentive Plan.

           (ii) Current Report on Form 8-K dated July 24, 2002, outlining the proposed amendment to the Company's 2002 Stock Incentive Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DIANON Systems, Inc.


                                         /s/ KEVIN C. JOHNSON
November 8, 2002                         ------------------------------------
                                         By: Kevin C. Johnson
                                             Chairman of the Board,
                                              President and Chief Executive
                                              Officer

                                             (Principal Executive Officer)


                                         /s/ DAVID R. SCHREIBER
November 8, 2002                         ------------------------------------
                                         By: David R. Schreiber
                                             Senior Vice President, Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Kevin C. Johnson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Dianon Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 8, 2002

By:      /s/ Kevin C. Johnson
         ----------------------------
         Kevin C. Johnson
         Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David R. Schreiber, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Dianon Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002

By:      /s/ David R. Schreiber
         ----------------------------
         David R. Schreiber
         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit      Description
-------      -----------

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